Form 10-K
period 1995-12-31
COMPUTATIONAL SYSTEMS INC
filed 1996-04-25
CIK 947483

                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                        Commission file number 0-26596


                       Computational Systems, Incorporated
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            Tennessee                                     62-1198047
 ---------------------------------        ------------------------------------
   (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

        835 Innovation Drive
        Knoxville, Tennessee                                37932
- ---------------------------------------                  ------------
(Address of Principal Executive Office)                   (Zip Code)


Registrant's Telephone Number, Including Area Code:    (423) 675-2110

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                                    Common

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No      .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of February 22, 1996 there were 4,747,209 shares of common stock, of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $48,222,792.

                                 PART I

ITEM 1.   BUSINESS

    Computational Systems, Incorporated ("CSI" or the "Company") was incorporated under the laws of the State of Tennessee in February 1984, under the name Canada Systems, Incorporated. In May 1984, the Company changed its name to Computational Systems, Incorporated. The Company's principal offices are located at 835 Innovation Drive, Knoxville, Tennessee 37932 and its telephone number is (423) 675-2110. At December 31, 1995, the Company employed 350 persons, of whom 336 were full-time and 14 were part-time employees.

    The Company designs, produces and markets an integrated family of advanced predictive maintenance products and services for use in large scale, continuous run manufacturing facilities. The Company's Reliability-Based Maintenance products and services help customers detect potentially disruptive conditions in the operation of their machinery before damage or complete mechanical failure occurs, thereby allowing maintenance to be scheduled at the most appropriate time. The Company believes that its products and services enable its customers to effectively increase plant capacity by reducing unplanned downtime; reduce overall maintenance costs by minimizing parts and labor committed to repairing capital equipment; and improve their product quality by ensuring greater consistency in the operation of manufacturing equipment.

    The Company's products allow its customers to accomplish a wide range of predictive maintenance tasks including detecting and diagnosing abnormal machinery vibration, abnormal oil condition (degradation and contamination), abnormal temperatures and misalignment and imbalance conditions. The Company manufactures hand-held and fixed instrumentation to take measurements which detect these conditions. All of the Company's products are supported by the Company's proprietary, PC-based MasterTrend software platform that automates data collection, supports local and remote transfer of the data, and analyzes the data to detect existing and emerging problems. MasterTrend software formats the data into reports that allows the customer to confirm the problem diagnosis, observe trends and search for underlying causes of mechanical problems. MasterTrend software compares data from periods of normal operation to failure modes and learns to detect developing problems on an ongoing basis. CSI also offers complementary services including: reliability services (turnkey contract maintenance services tailored to a specific customer's needs); training services; tribology services (advanced fluid analysis); and consulting and engineering services.

     The Company targets manufacturers worldwide that have continuous run operations involving large capital investments. These target customers typically have well-funded maintenance budgets and experience substantial losses from unplanned downtime of production facilities. These customers include petrochemical and chemical manufacturers, primary metals producers, power generation companies, motor vehicle and equipment manufacturers, and food and paper producers. The Company's customers include a substantial number of the largest industrial U.S. companies, including Exxon, DuPont, Alcoa, Weirton Steel, Duke Power, Tennessee Valley Authority, General Motors, Ford, Chrysler, General Electric, Westinghouse, Miller Brewing Company, Coca-Cola, M&M Mars and Kimberly Clark. No individual customer accounted for more than 3% of the Company's revenues in 1994 or 1995.

     To accomplish its goal of providing the tools, technology and training to change the way the Company's target customers perform maintenance, the Company has developed successive generations of vibration analysis products as well as other products which employ different technologies, all of which use the Company's common software platform, to provide Reliability-Based Maintenance capabilities to its target customers.

PRODUCTS AND SERVICES

     The Company manufactures products for use in connection with, and offers contract services which provide, vibration analysis , oil analysis, infrared thermography, alignment, balancing and motor current analysis. The Company's MasterTrend software is the PC-based common software platform linking all of the Company's products and services. MasterTrend software (available in Windows, DOS, and network versions) is the central point of control for Reliability-Based Maintenance technologies. MasterTrend is designed to be straightforward to use, while offering the diagnostic depth needed to solve complex machinery problems.

PRODUCTS

     The Company manufactures instrumentation for use in detecting and diagnosing abnormal machinery vibration, abnormal oil condition (degradation and contamination), abnormal temperatures and electrical defects, as well as misalignment and imbalance conditions. These products assist plant personnel by providing efficient data collection, analysis and reporting to determine probable future machine failures and their causes.

     VIBRATION ANALYSIS.   The Company's vibration analysis products provide
a substantial part of its revenues and represent the initial products developed by the Company. By routinely monitoring machinery vibration, conditions which may lead to machine failure can be detected early. When rotating equipment components begin to fail (such as a worn bearing), they will generally produce vibration frequencies that are specific to the failure condition and location. With an understanding of the general machine design and its normal vibration frequencies, many of these fault vibration frequencies can be detected. The Company's vibration analysis products combine ease of use with state of the art technology to simplify and automate the process of collecting and analyzing data for machinery condition monitoring. The Company manufactures portable vibration analysis systems that allow an operator to make spot measurements at key measurements points along a pre-designed "route" around a factory. In addition, the Company manufactures vibration analysis systems which provide continuous monitoring of critical pieces of equipment. When used with the Company's MasterTrend predictive maintenance software, data is easily stored and recalled for display and analysis.

     Operation of the Company's portable vibration analysis products is relatively easy, requiring little training for fast, accurate and reliable data collection. Data from a typical measurement point may be acquired in five to ten seconds for display and analysis. A data collection route may involve hundreds of such measurements. The Company's vibration analysis products utilize digital signal processing. A large, backlit, wide angle
LCD display provides a complete description of the current machine and measurement point. In addition to data collection capability, the Company's vibration analysis products provide the ability to analyze data collected in the field and, in conjunction with the Company's MasterTrend software, provide a more powerful analytical tool to determine the root cause of machine failure. The Company has also developed certain additional optional down-loadable programs to provide additional proactive maintenance capabilities such as balancing, alignment and resonance testing. Prices for the Company's vibration analysis products range from $3,000 for the Company's model 1900 portable vibration analyzer to $30,000 for the Company's advanced model 2120 vibration analyzer in a package with the Company's MasterTrend software.

     The Company also makes vibration analysis systems which are designed for continuous monitoring of especially critical machinery. The Company has designed both dedicated and movable systems, for the customer with very advanced needs, which use continuous monitoring to warn of developing problems or perform continuous monitoring on a short-term basis to determine the root cause of problems. Prices for the Company's continuous monitoring products range from approximately $20,000 for the Company's movable products to as much as $300,000 for a dedicated monitoring systems incorporating the Company's model 3130 analyzer.

     OIL ANALYSIS (TRIBOLOGY).   Wear-related fatigue in machines can be
significantly reduced through proper oil sampling, diagnostics and procurement practices. The Company's tribology products are designed to enhance the traditional function of oil analysis (i.e. problem detection), with solutions which help the customer identify and correct the root causes of mechanical wear associated with different aspects of lubrication. The Company provides a combination of products which allow its customers to operate an on-site mini-lab customized to the customer's needs and applications. The lab allows the customer to quickly monitor oil condition, oil contamination, machine wear debris, particle counts and viscosity and utilizes the Company's OilTrend software to manage and analyze the data collected. The Company offers a tribology total solution in which the Company's tribology consultants are available for on-site advisory service. The total solution provides specific strategies and recommendations for achieving long range maintenance goals such as effective lubricant selection, system contamination control and extended lubricant use. The Company also operates an advanced fluid analysis laboratory to which its customers send fluid samples for highly detailed analysis. The lab analysis provides information which allows the Company's customers to improve plant lubricant procurement methods, contamination control methods and filtration practices.

     INFRARED THERMOGRAPHY.   The Company's infrared thermography products
are designed to pinpoint problems related to faulty electrical connections and friction induced heating and insulation deficiencies by measuring the temperature patterns presented by the equipment. Data collection is accomplished with a penbased analyzer as well as a lightweight, high resolution infrared camera which incorporates thermal imaging capability. The camera allows the customer to read the temperature of a very small object or machine component from a distance. CSI's patented infrared thermography data acquisition system provides a route-based approach that makes infrared surveys more efficient and effective. The Company's Infranalysis data storage/display/analysis/reporting software enables customers to detect and solve maintenance problems initially indicated through temperature variation.

     ALIGNMENT AND BALANCING TECHNOLOGIES.   CSI's UltraSpec alignment and
balancing systems help eliminate two of the most common and costly machine problems - misalignment and imbalance - by improving technique, data management and job documentation, UltraSpec and its PC-based data management program, UltraMgr, provide a complete alignment/balancing solution with built-in error resistance, auto documentation, alignment and balancing optimization, data management and several system configuration options. The Company's laser alignment systems offer numerous methods of data collection including a partial sweep method which allows users to collect data without having to fully rotate the shaft.

     MASTERTREND SOFTWARE.   The Company's proprietary MasterTrend software
is the PC-based common software platform for all of the Company's products and services. The database administration features of MasterTrend include database setup and management functions. In addition, MasterTrend automates many of the routine tasks associated with data collection by creating and managing routes. The communications and data transfer features of MasterTrend software include and analyzer communications program which supports local and remote transfer of data. At the conclusion of field data, the collected data is transferred to the computer through the analyzer communications program and is then stored in the database and can be examined and analyzed later using MasterTrend's diagnostic and display options. With the data collected and stored, MasterTrend's automated problem detection features use alarm algorithms to detect not only existing problems but problems just beginning to emerge.
The advanced diagnostics and reporting features of the MasterTrend software allow the customer to confirm the diagnosis of the problem or search further for root causes. MasterTrend displays allow a customer to see how machine conditions change over time, while spectral and wave form displays assist in the in-depth analysis of developing machinery problems. Finally, the archival features of the MasterTrend program allow the customer to document and archive a complete history of its Reliability-Based Maintenance program and create understandable reports for management.

SERVICES

     In addition to its patented products and proprietary software, CSI has a technical service division which provides both contract services utilizing all of the various Reliability-Based Maintenance technologies on a turnkey basis as well as training for personnel in organizations that have invested in these technologies.

     CSI RELIABILITY SERVICES.    CSI provides contract services tailored to
a customer's needs and budget. The Company's reliability services program allows a customer to implement any one of the individual maintenance technologies described above or allows the customer to implement a turnkey, multi-technology contract. In addition to long-term contracts, the Company provides shorter-term troubleshooting services. The Company believes that offering its services on a contract basis allows it to serve a broader segment of the industrial market and introduce its products to potential customers on a cost effective basis.

     TRAINING SERVICES.   Each year, CSI offers more than 175 technical
courses in its state-of-the-art training facilities in Knoxville, Houston, and Leuven, Belgium, as well as at customer sites. In 1996, training facilities are opening in San Diego and Detroit. The Company offers courses in vibration analysis, tribology, infrared thermography, alignment/balancing, electric motor analysis, multichannel analysis and industry specific topics. During 1995, approximately 2,500 people attended the Company's technical courses at the Company's training facilities and at various customer sites.

     TRIBOLOGY SERVICES.   In addition to the Company's oil analysis products
the Company offers services designed to provide synergy to the on-site tribology program. As described above, in the tribology total solution CSI consultants are available for on-site advisory services. In addition, CSI recently opened an advanced fluid analysis lab at its principal facility in

Knoxville, which provides sophisticated oil analysis for industrial machinery. Results from the advanced fluid analysis lab are available to the customer via electronic data transfer.

     MANAGEMENT LEVEL CONSULTING SERVICES.   CSI's consulting services are
designed to provide customers with the expertise to insure the long-term success of the customer's maintenance program. CSI's consultants conduct in-plant evaluations of the client's facilities and develop specific strategies for implementing or expanding the Reliability-Based Maintenance program for that client. The service also includes management training, identification of optimal maintenance strategies and benchmarking services (identification of present output levels of facilities).

     ENGINEERING SERVICES.   CSI provides high level engineering services for
technically challenging machinery and process related problems. The services include general design engineering service, modal and structural analysis services, and finite element modeling services, as well as trouble shooting of plant equipment.

ENGINEERING AND NEW PRODUCT DEVELOPMENT

     ENGINEERING AND PRODUCT DEVELOPMENT.   The Company's engineering and
product development teams have been integral to the Company's successful development of its products. The Company's engineering function is headed by Dr. Kenneth R. Piety, and is staffed with approximately 60 employees. Development of each of the Company's products is organized around a product development team consisting of as few as three or as many as nine members. The teams are headed by project "champions" who not only lead the product's development but also retain responsibility for the success of the product through testing, marketing and developmental improvements. The objectives of the engineering and product development teams are to continue to develop successful maintenance products. The engineering area seeks to develop a family of products utilizing each of the Company's principal technologies and to integrate those products with the Company's existing product and service lines. The Company tests each of its new products through in-house, pre-release testing (alpha testing) and through testing of installed products at actual facilities of customers prior to general release of the product (beta testing).

     PRODUCTS UNDER DEVELOPMENT.   The Company is developing the following
products which use additional technologies to those described above, although there can be no assurance of their successful completion or commercial viability:

   MOTOR ANALYSIS.     The Company is developing an electric motor diagnostic
   system designed to provide early warning of faults with respect to both rotating and stationary windings without disassembly or interception of operation of the motor. This system consists of an analyzing software package which accepts data from a variety of electrical inputs including flux sensors, current transformers and other sensors.

   ULTRASONIC ANALYSIS.   The Company is developing a data collection and
   reporting system for the detection of faults by ultrasonic analysis. Faults which can be detected by ultrasonic analysis include pressure leaks, malfunctioning steam traps and corona discharge (the electrical arcing of two machine components at high voltage).

     In addition, the Company continually seeks to improve its existing products. The Company has designed recent generations of its products to be downloadable so that new software, which provides increased functionality, can be installed in the Company's products easily and on a cost effective basis. In addition, the Company continually strives to improve its MasterTrend software to further enhance the automation of the data collection and analysis process and the integration of various technologies.

MANUFACTURING AND QUALITY ASSURANCE

     The Company manufactures substantially all of its own products, utilizing components specified in its engineering design. The Company believes that by manufacturing its products in-house it is able to assure the final quality of its products as well as implement design improvements on a rapid basis. Because most of the Company's products are manufactured and shipped within 4 to 6 weeks of order, CSI's senior management meets at the beginning of each month to determine production authorization and to forecast inventory needs for the next several months. The Company believes that this method of production management enables it to control both material and labor costs as effectively as possible. Because of the design of certain of the Company's products, the Company does not rely on sole sources for some of its components. One of the Company's goals is to reduce its reliance on sole source suppliers as its products mature.

CUSTOMER CONCENTRATION AND BACKLOG

     No customer of CSI accounted for more than 3% of the Company's revenues in 1994 or 1995. Approximately 70% of the Company's sales are made in the United States and 30% are international. The Company's backlog was $2.5 million at December 31, 1993, $5.1 million at December 31, 1994 and $5.1 million at December 31, 1995. The Company generally does not have a large backlog since it produces and ships products within 4 to 6 weeks of receiving an order. Backlog also includes future services to be provided pursuant to service contracts.

PATENT AND PROPRIETARY RIGHTS

     PATENTS. Protection of the proprietary aspects of the Company's products is an important factor in the success of the Company. The Company's engineering staff actively works towards developing processes, technology and products to achieve the Company's commercial aims. It is the policy of the Company to protect its intellectual property rights by obtaining patents from the United States Patent and Trademark Office. To date, the Company has obtained seven patents and has eighteen patent applications pending. To maintain its competitive position, the Company expects to rely upon trade secrets, technological improvements, and other unpatented proprietary know-how, incorporated, for example, in manuals, formulae, specifications, test data and procedures, flow charts, apparatus plans, drawings and designs. With respect to the use and disclosure of the Company's proprietary technology, the Company has confidentiality agreements with its employees and the members of its Board of Directors. In addition, the Company has confidentiality and "work-for-hire" agreements with consultants that assist in the engineering and development of a product for the Company. There can be no assurance that others have not or will not independently develop or otherwise gain access to technology or information which is substantially similar to technology which is patented by the Company or technology which is unpatented yet relied upon by the Company.

     PATENT LITIGATION. Messrs. Canada and Piety were employed by Technology for Energy Corporation ("TEC"), prior to Mr. Canada's founding of CSI in 1984. In 1989, TEC filed suit against the Company for, among other things, infringement of a patent on vibration monitoring device alleged to be used in some of the Company's products (the "TEC Patent"). In 1992, the Company was adjudged liable for approximately $1.5 million in damages for infringement of the TEC Patent and was permanently enjoined from using the TEC Patent without TEC's permission. Following an unsuccessful appeal, the Company satisfied the judgement.

     In September 1994, CSI and TEC entered into and Asset Purchase Agreement (the "Purchase Agreement") pursuant to which the Company acquired certain assets of TEC. As a condition to the Purchase Agreement, TEC and CSI entered into a Release of Claims Agreement (the "Release Agreement"), pursuant to which each party released the other from, and covenanted not to sue the other in connection with, any and all rights arising from or relating to patents, copyrights, trade secrets, trademarks, confidential information, and business contracts or relationships with third parties. As a further condition to the Purchase Agreement, TEC and CSI entered a Patent Agreement (the "Patent Agreement"), pursuant to which TEC granted CSI a paid-up, non-exclusive sub-license to make, use and sell products and processes covered by the TEC Patent. The sub-license granted in the Patent Agreement is applicable to all past and future uses of the TEC Patent in any CSI product. Following execution of the Patent Agreement, the injunction against use of the TEC Patent by CSI was dissolved. In connection with the TEC acquisition, the Company agreed not to compete with certain specified activities of TEC including its nuclear reactor business, stress analysis business and aviation business, all for a period of five years from the date of the TEC acquisition.

     IRD Mechanalysis, Inc., one of the Company's principal competitors, holds a patent on a portable vibration data collector (the "IRD Patent"). In 1993, CSI filed an action for a declaratory judgement for non-infringement of the IRD Patent in which IRD counterclaimed for damages for patent infringement. In October of 1993, IRD and CSI entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which IRD granted CSI a non-exclusive license for portable vibration data collectors incorporating the IRD Patent. In the Settlement Agreement, CSI agreed to make certain payments to IRD, the past payments for which have been accounted for in the Company's cost of revenue and litigation expenses. In 1993, IRD acquired a license from TEC to use the TEC Patent, subject to TEC's right to enforce the patent against CSI as discussed above.

     TRADEMARKS/SERVICE MARKS. The Company has registered the trade or service marks Reliability-Based Maintenance, InTouch, MotorCheck, RollView, WavePak, Accutrend, MachineView, MachineGuard, Nspectr, TrendSetter, OilView, OilTrend, and UltraSpec (collectively, the "Marks") in the United Sates Patent and Trademark Office. The Company regards its Marks as valuable assets and believes that they have significant value in the marketing of its products. The Company intends to protect its Marks vigorously against dilution and infringement.

COMPETITION

     The predictive maintenance industry is relatively new and the Company faces competition within the industry from a limited number of competitors in the products areas and from a larger number of competitors in the services area. In the products area, the Company faces competition primarily from IRD Mechanalysis, Inc. ("IRD"), Entek Scientific Corporation, Predict/DLI, SKF Condition Monitoring, Inc. ("SKF") and Bentley-Nevada Corp. ("Bentley-Nevada"). The Company believes that it is a significant competitor in the products area except that with respect to fixed-vibration monitoring equipment, Bentley-Nevada is generally viewed to be the dominant competitor. Among the Company's other competitors, IRD holds one patent and a license on an additional patent covering two processes that are used in several of the Company's leading products, for which the Company has licensed the use of those processes. The industry for providers of predictive maintenance services is highly fragmented and consists in part of a number of small, contract service providers who purchase the Company's products or products made by one of the Company's product competitors.

     The Company believes that providers of predictive maintenance products and services compete based primarily on their ability to educate companies about the benefits and cost effectiveness of predictive maintenance programs, upon their ability to create, implement, and support predictive maintenance programs, and, to a lesser degree, on price. The Company believes that because the predictive maintenance industry and the technologies used in performing predictive maintenance are relatively new, the ability to educate a company about the benefits and cost effectiveness of predictive maintenance, to assist the company in developing an appropriate predictive maintenance program and to present the company with a total package of predictive maintenance products and services, tends to foster a better understanding of predictive maintenance by the company and raises the potential that the company will implement a predictive maintenance program. The Company believes that it is well positioned to compete in the predictive maintenance industry because of its ability to offer fully integrated, multiple technologies for predicitve maintenance products and services and by its ability to support those products and services from within.

     It is likely that the Company will face increased competition as the predicitve maintenance industry grows and that the full market potential for products and services similar to those offered by the Company is developed. An increase of competition within the industry could have a material adverse effect upon the Company's business.

REGULATION

     The Company's operations are subject to federal, state and local laws governing wages, working conditions, citizenship and health and sanitation requirements and licensing. Additionally, the Company's international revenues are subject to federal laws concerning exports. Generally, the Company is not subject to significant export license requirements for its products. The Company must, however, obtain an export license from the United States Department of Commerce prior to any international shipment of infrared thermography cameras as it is a "controlled product" pursuant to regulations promulgated by the Bureau of Export Administration of the U.S. Department of Commerce. However, infrared thermography cameras do not represent a significant percentage of the Company's international revenues.

RISK FACTORS

     In connection with the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

     DEPENDENCE ON A SINGLE PRODUCT FAMILY AND NEW PRODUCT INTRODUCTIONS. A substantial portion of the Company's revenues are derived from the sale of its vibration analysis products. There can be no assurance that the Company's revenues from its vibration analysis products will grow or remain at historical levels. In addition, the Company's growth and future financial performance depend in part upon its ability to develop and introduce new, cost effective products and enhance existing products to meet technological advances and customer requirements. There can be no assurance that any such product will be successfully developed and introduced or achieve market acceptance. Failure by the Company to anticipate or respond adequately to changes in technology and customer requirements, or delays in product development or introduction, could have a material adverse effect on the Company's business.

     CHALLENGES DEVELOPING CUSTOMER RELATIONSHIPS IN AN EMERGING MARKET. Because predictive maintenance is a relatively new concept and involves relatively high capital investment on the part of the Company's target customers, before the Company can convince its target customers to buy its products and services, rather than similar products or services provided by the Company's competitors, it must first convince those customers that the technology utilized in predictive maintenance and applied by the Company's products is sound and that the return on investment of establishing a predictive maintenance program is adequate.

     INABILITY TO OBTAIN, OR LOSS OF, PATENTS AND PROPRIETARY RIGHTS. All of the Company's current products and those under development utilize the Company's proprietary technologies. In addition, certain products utilize technologies licensed to the Company by third parties. There can be no assurance that the means utilized by the Company to protect its products and technologies will be adequate. The inability of the Company to maintain the proprietary aspects of its significant products and core technologies could have a material adverse effect on the Company's results of operations. During the last several years, the Company was involved in litigation which challenged the right of the Company to utilize certain intellectual property in its products. As a result of this litigation, the Company paid or incurred the commitment to pay to third parties (including the cost of defending the litigation) an aggregate of approximately $7.2 million for satisfaction of claims related to patent infringement and to insure that the Company would have the right to utilize this technology in the future pursuant to non-exclusive licenses. The extent to which the research and development efforts of the competitors of the Company have or will result in patents and the extent to which the issuance of patents to others would have a material adverse effect on the Company or would force the Company to obtain licenses from such competitors are currently unknown. There can be no assurance that third parties will not make claims regarding the Company's ability to use intellectual property the Company develops, or that third parties may not own or have the rights to technologies or processes that the Company desires to incorporate in its products.

     COMPETING TECHNOLOGIES OR TECHNOLOGICAL OBSOLESCENCE. There exists the risk that the Company's competitors may develop products which are superior to the Company's. The Company's product backlog of firm orders generally represents orders expected to be filled within the two months following the date of the order. Because of the short time frame for filling backlog orders, the introduction of products using competing technologies could have an immediate impact on the Company.

     SIGNIFICANT EXPENDITURES FOR RESEARCH AND DEVELOPMENT. In the last three fiscal years, the Company has spent an aggregate of approximately $13.2 million on research and development. For the same period, the Company's net income aggregated approximately $5 million. The Company believes that it will be required to continue to make significant investment in research and development to refine its existing products and continue to develop additional advanced predictive maintenance products. These expenses are made significantly in advance of sales of these products. The Company expenses its research and development costs as they are incurred and there exists the risk that it will be unable to recover expenses for the development of these products if the products developed do not prove to be commercially successful.

     FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS. The Company's revenues are seasonal, and the Company's product backlog generally represents only products expected to be shipped within the two months following the order. Generally, the Company's revenues are higher every subsequent quarter of the fiscal year, due to customers' tendencies to purchase capital assets (such as the Company's products) towards the end of their fiscal years. Customers' capital spending patterns can have a significant effect on the Company's results of operations, especially during the fourth quarter when the Company has traditionally experienced its highest revenue levels, and the results of one quarter are not necessarily indicative of results for the next quarter. Because of the increased number of shares outstanding after the Company's initial offering in August 1995, increases in net income will not increase comparative earnings per share proportionately, and any decrease in net income will result in a larger than proportional decrease in comparative earnings per share.

     DEPENDENCE ON SENIOR MANAGEMENT. The Company's success depends upon the continued contributions of its senior management, including Ronald G. Canada, Chairman and Chief Executive Officer of the Company, and Dr. Kenneth R. Piety, Vice Chairman and Vice President of Engineering of the Company. The loss of the services of one or more of the Company's senior management could have a material adverse effect upon the Company's business and development. The Company does not have employment agreements with any members of senior management. See "MANAGEMENT."

     VOLATILITY OF MARKET PRICE FOR COMMON STOCK.   From time to time, there
may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company or of other similar companies, changes in general conditions in the economy (including potential downturns in the national economy or in the economies of other countries where the Company makes international sales), the financial markets or the industry in which the Company operates, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 2.   PROPERTIES

     The Company's operations are primarily conducted from its 69,000 square foot headquarters and manufacturing facility in Knoxville, which the Company owns. The Company has plans to expand the facility to 129,000 square feet to better suit the Company's expanding needs. The expansion of the headquarters and manufacturing facility will be financed with a portion of the proceeds from the Initial Public Offering (see Part II, Item 5). The Company leases property on which its satellite offices are located. These satellite offices are located in Houston, Texas, Merrillville, Indiana, Brussels, Belgium, Rambouillet, France and Deeside, United Kingdom. The Company also leases a 5,000 square foot facility for Reliability Services.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company has been involved in material litigation concerning patent infringement in the past. Currently, the Company does not have pending any litigation or proceeding that the Company believes will have a material adverse effect upon the Company or its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of the security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     On August 29, 1995, the Company completed an initial public offering of its common stock (the "Initial Public Offering"). The common stock of the Company is traded on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "CSIN". As of February 19, 1996, there were approximately 261 record holders of common stock.

     The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Shares as reported by the Nasdaq National
Market:
                                                PRICE RANGE
          COMMON STOCK                        HIGH       LOW
          ----------------------             ------     ------
          Third Quarter 1995                 $17.25     $12.50
          Fourth Quarter 1995                $16.87     $14.63

     The Company has never declared or paid a cash dividend on its Common
Stock. It is the current policy of the Company's Board of Directors to retain all earnings to support operations and to finance expansion; therefore, the Company does not anticipate declaring or paying cash dividends on the Common Stock n the foreseeable future. Pursuant to the Company's loan agreements, the Company is subject to certain financial covenants which may restrict the payment of any cash dividends on its outstanding Common Stock. Future declaration and payment of dividends, if any, will be determined in light of the then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------
                                               1991     1992      1993
                                             -------   -------   -------
                                     (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenue, net:
     Products                                $16,731   $19,738   $21,566
     Services                                  2,790     3,765     4,784
                                             -------   -------   -------
          Total                               19,521    23,503    26,350
                                             -------   -------   -------
Cost of revenues:
     Products                                  4,702     5,188     5,368
     Services                                  1,589     2,061     2,938
                                             -------   -------   -------
          Total                                6,291     7,249     8,306
                                             -------   -------   -------
Gross margin                                  13,230    16,254    18,044
Operating expenses:
     Selling, general and administrative       8,498     9,759    11,382
     Research and development expenses         3,412     3,436     4,123
     Litigation costs                          2,265       831     1,617
                                             -------   -------   -------
Income from operations                          (945)    2,228       922
Other income (expenses):
     Interest expense                            (70)     (584)     (485)
     Interest income                             152       140       145
     Other income, net                            47        70        73
     Minority share of income                 -----         (8)       (1)
                                             -------   -------   -------
Income (loss) before taxes                      (816)    1,846       654
Provision (benefit) for income taxes            (282)      753       347
                                             -------   -------   -------
Net income (loss)                            $  (534)  $ 1,093   $   307
                                             =======   =======   =======
Net income per share                         $ (0.14)  $  0.29   $  0.08
                                             =======   =======   =======
Pro forma earnings per share (1)

Weighted average number of common and
   common equivalent shares outstanding        3,804     3,795     3,794
                                             =======   =======   =======

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------
                                                   1994      1995
                                                 -------   -------
                                        (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenue, net:
     Products                                    $25,063   $31,990
     Services                                      6,102     9,782
                                                 -------   -------
          Total                                   31,165    41,772
                                                 -------   -------
Cost of revenues:
     Products                                      6,343     9,220
     Services                                      4,312     7,442
                                                 -------   -------
          Total                                   10,655    16,662
                                                 -------   -------
Gross margin                                      20,510    25,110
Operating expenses:
     Selling, general and administrative          13,211    15,909
     Research and development expenses             4,493     4,563
     Litigation costs                                137    -----
                                                 -------   -------
Income from operations                             2,669     4,638
Other income (expenses):
     Interest expense                               (458)     (373)
     Interest income                                 109       261
     Other income, net                                37        76
     Minority share of income                     -----     -----
                                                 -------   -------
Income (loss) before taxes                         2,357     4,602
Provision (benefit) for income taxes                 559     1,655
                                                 -------   -------
Net income (loss)                                $ 1,798   $ 2,947
                                                 =======   =======
Net income per share                             $  0.51   $  0.72
                                                 =======   =======
Pro forma earnings per share (1)                           $  0.68
                                                           =======
Weighted average number of common and
   common equivalent shares outstanding            3,503     4,117
                                                 =======   =======

(1) Pro forma earnings per share for the year ended December 31, 1995 is provided to reflect what earnings per share would have been had the Company had available and used proceeds from the August 1995 initial public offering to pay off long-term debt and the revolving line of credit.

                                                  AS OF DECEMBER 31,
                                             ---------------------------
                                               1991      1992      1993
                                             -------   -------   -------
BALANCE SHEET DATA:

Working capital                              $ 2,238   $ 3,343   $ 3,231
Total assets                                  12,423    15,145    15,361
Long-term debt, including
   current maturities                          3,268     3,769     5,326
Total shareholders equity                      4,376     5,498     4,822

                                                  AS OF DECEMBER 31,
                                             ---------------------------
                                                   1994      1995
                                                 -------   -------
BALANCE SHEET DATA:

Working capital                                  $ 2,417   $16,432
Total assets                                      19,725    32,151
Long-term debt, including
   current maturities                              3,600        32
Total shareholders equity                          6,870    24,527

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its formation in February 1984, the Company has experienced substantial growth in the sale of its products and services. During the last six fiscal years, the Company's net revenues have increased from $16.1 million in 1990 to $41.8 million in 1995, an average annual increase of approximately 32%. Increases in the revenues of the Company's vibration analysis products account for a substantial part of the Company's net revenues and have accounted for a large portion of the Company's growth over this period, and the Company continues to expand and enhance this product line. In the last three years, however, the Company has developed an array of non-vibration products utilizing a variety of technologies, as well as services incorporating those products and technologies. These developments have lessened the Company's dependence on a single product line, and allowed the Company to provide a more complete line of Reliability-Based Maintenance products and services. In October 1994, the Company completed the acquisition of certain assets related to the services division of Technology for Energy Corporation ("TEC"), which increased the Company's services revenues derived from contract maintenance services. Nevertheless, the Company believes that its continued success will be dependent in large part on the continued viability of its vibration analysis products.

     The Company's revenues are classified as product revenues and service revenues. Product revenues include the sale of the Company's integrated instruments and software and service revenues include revenues related to the Company's training programs, the performance of contract maintenance services and engineering and consulting services, and services performed at the Company's testing laboratory. Revenues are generated from the sale of products and services in both domestic and international markets. During 1995, approximately 30% of the Company's revenues were generated in international markets. No individual customer accounted for more than 3% of revenues during 1995. The Company generally expects that during the next several years service revenues will increase at a faster rate than product revenues and that product revenues from the Company's products other than vibration analysis products will increase at a faster rate than the Company's vibration analysis products. A principal reason for the difference in growth rates on both areas is the relatively small revenue base of services revenues and product revenues from products other than vibration analysis products at the present.

     Cost of revenue includes direct expenses, such as labor and inventory, as well as overhead allocated to direct expenses, incurred in manufacturing products sold by the Company and estimated costs attributable to warranties. The direct costs associated with providing services performed by the Company for its customers are also included in costs of revenue. In addition, royalties paid on certain patents licensed to the Company are reflected in this category. In general, as a percentage of revenue, the cost of service revenues is greater than the cost of product revenues. Also, as a percentage of revenue, the cost of revenue associated with the Company's products other than vibration analysis products is higher than the Company's costs of revenue associated with vibration analysis products. The Company expects service revenues and revenue from products other than vibration analysis products to grow at a faster rate than revenue from vibration analysis products over the course of the next several years.

     Selling , general and administrative ("SG&A") expense includes costs related to the Company's sales force which is comprised of both direct employees of the Company and independent sales representatives. Included are the direct labor costs for employee sales representatives as well as commissions paid to both employee sales representatives and independent sales representatives. Costs associated with marketing and advertisements for the Company's products and services are included in this category. Administrative expenses, including all corporate and administrative functions that serve to support the existing product and service businesses of the Company as well as provide the infrastructure for future growth, are reflected in this category, as are certain management, supervisory and staff salaries and employee benefits, data processing, training, rent and office supply costs. In addition, the portion of depreciation and amortization expense allocable to SG&A expense is included in this category.

     Research and development expenses include labor, overhead and materials costs associated with the development of new products and services offered by the Company. These costs are expensed as incurred. The Company expects that research and development expenses will increase on an absolute basis but will remain steady or decline as a percentage of revenues, depending on the timing of expenditures for particular projects.

     From 1991 through 1993 the Company incurred litigation costs associated with litigating patent infringement claims and settling those claims to secure licenses to use certain technologies which were the subject of the litigated patents.

     Interest expense includes costs and expenses associated with working capital indebtedness and various debt-financed capital expenditures, as evidenced by outstanding balances on the Company's principal credit facilities. Interest income includes imputed interest on prepaid maintenance contracts.


COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

     REVENUES, NET.    Net revenues for 1995 increased 34.0% to $41.8 million
from $31.2 million in 1994.   Product revenues increased 27.6% to $32.0
million in 1995 from $25.1 million in 1994 principally as a result of the Company's expansion into non-vibration product lines. Non-vibration product revenues grew 83.8% to $6.8 million from $3.7 million in 1994. Service revenues increased 60.3% to $9.8 million in 1995 from $6.1 million in 1994 as a result of the Company's increased marketing of its services.

     COST OF REVENUE.    Direct product and services costs increased 56.4% to
$16.7 million in 1995 from $10.7 million in 1994. Product costs increased 45.4% to $9.2 million in 1995 from $6.3 million in 1994, and service costs increased 72.6% to $7.4 million in 1995 from $4.3 million in 1994. Total costs of revenue as a percentage of net revenues increased from 34.2% in 1994 to 39.9% in 1995 for several reasons. First, the expansion into non-vibration product lines increased revenues, but involved products with lower margins. Margins are lower on the Company's non-vibration products for two principal reasons: (i) the lower volume of units for these products translates into a higher per unit manufacturing cost and (ii) the Company is able to maintain relatively high margins on its vibration analysis products because of increased efficiencies and its competitive position in that area. Consequently, overall product costs as a percentage of net revenues will continue to rise in the short term as sales of non-vibration products increase as a percentage of net revenues, but unit costs will stabilize to the extent that volume increases and manufacturing efficiencies are achieved. Second, the Company generated greater service revenues which tend to carry a lower gross margin percentage than the Company's product business, but adds very little to the Company's SG&A expense. Costs associated with the Company's service business are accounted for almost entirely in cost of revenue. Further, the service business acquired from TEC in October, 1994 had a gross margin of approximately 4.6%, which was significantly lower than the gross margin on the Company's existing service business of approximately 24.4%. The Company expects, however, that it may increase margins on the TEC service business through operational improvements. The service costs also reflects net additions to the Company's staff to support increased service demands.

     SELLING, GENERAL AND ADMINISTRATIVE.    SG&A expense increased 20.4% to
$15.9 million in 1995 from $13.2 million in 1994. The increase resulted in part from the shift in the composition of the Company's sales force away from the predominant use of independent sales representatives toward the use of more employee sales representatives. This increase was partially offset by the lower commission rates that are paid to employee sales representatives. However, commission expense increased 21.1% to $3.9 million in 1995 from $3.2 million in 1994 as a result of increased sales. SG&A expense also increased in 1995 primarily as a result of increased market development expenditures. As a result of strong revenues in 1995, however, SG&A expense as a percentage of net revenues decreased to 38.1% in 1995 from 42.4% in 1994.

     RESEARCH AND DEVELOPMENT.    Research and development expense increased
by $69,000 or 1.5% to $4.6 million in 1995 from $4.5 million in 1994. As a percentage of net product revenues, research & development expense declined to 14.3% in 1995 from 17.9% in 1994, reflecting increased revenues in 1995.

     LITIGATION COSTS.     There were no litigation costs in 1995, with
$137,000 in litigation costs in 1994.

     INCOME FROM OPERATIONS.    Income from operations for 1995 increased by
$2.0 million to $4.6 million, or 11.1% of net revenues, from $2.7 million, or 8.6% of net revenues, in 1994.

     INTEREST EXPENSE AND OTHER INCOME.      Interest expense decreased 18.4%
in 1995 to $373,000 from $458,000 in 1994, primarily as a result of lower average balances on the Company's outstanding indebtedness. Other income increased by $40,000 to $77,000 in 1995 compared to $37,000 in 1994.

     INCOME TAXES.     The Company's effective tax rate was 36.0% in the 1995
period as compared to a rate in 1994 of 23.7%, principally due to the decrease in certain research and development tax credits available to the Company and the 1994 decrease in the Deferred Tax Valuation Allowance. The Company's effective tax rate is lower than the statutory rate primarily because of research and development tax credits which have been available to the Company.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

     REVENUES, NET.    Net revenues for 1994 increased 18.3% to $31.2 million
from $26.3 million in 1993.   Product revenues increased 16.2% to $25.1
million in 1994 from $21.6 million in 1993 as a result of the Company's expansion into non-vibration product lines as well as an increase in the Company's sales force. Non-vibration product revenues grew 144.2% to $3.7 million from $1.5 million in 1993. Service revenues increased 27.6% to $6.1 million in 1994 from $4.8 million in 1993 as a result of an increase in the number of Regional Service Offices and the TEC acquisition in October 1994 which accounted for approximately $267,000 of the increase.

     COST OF REVENUE.    Direct product and services costs increased 28.3% to
$10.7 million in 1994 from $8.3 million in 1993. Product costs increased 18.2% to $6.3 million in 1994 from $5.4 million in 1993, and service costs increased 46.8% to $4.3 million in 1994 from $2.9 million in 1993. Total costs of revenue as a percentage of net revenues increased from 31.5% in 1993 to 34.2% in 1994 for several reasons. First, the expansion into non-vibration product lines increased revenues, but involved products with lower margins.
In addition, the TEC acquisition generated greater service revenues, but gross margins in the services area are lower than margins in the product area.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expense increased 16.1% to $13.2 million in 1994 from $11.4 million in 1993, as the result of a planned increase in selling expenses to increase the size of the Company's sales force, as well as the incremental expense for equipping sales personnel with demonstration equipment for the sale of the Company's non-vibration product lines, the addition of senior management personnel and the costs associated with an emissions monitoring program that the Company ultimately decided not to pursue. As a result of strong revenues in 1994, however, SG&A expense as a percentage of net revenues decreased slightly to 42.4% in 1994 from 43.3% in 1993.

     RESEARCH AND DEVELOPMENT.    Research and development expense increased
by approximately $400,000 or 9.0% to $4.5 million in 1994 from $4.1 million in 1993, reflecting the additions to the Company's staff in this area. As a percentage of net product revenues, research & development expense declined to 17.9% in 1994 from 19.1% in 1993, reflecting increased revenues in 1994.

     LITIGATION COSTS.     Litigation costs were $137,000 in 1994, a decline
of 91.5% from $1.6 million in 1993. The decrease reflects the resolution of the patent litigation to which the Company was a party.

     INCOME FROM OPERATIONS.    Income from operations for 1994 increased by
$1.7 million to $2.7 million, or 8.6% of net revenues, from $922,000, or 3.5% of net revenues, in 1993.

     INTEREST EXPENSE AND OTHER INCOME.     Interest expense decreased 5.7%
in 1994 to $458,000 from $485,000 in 1993, primarily as a result of lower average balances on the Company's outstanding indebtedness. Other income decreased by $36,000 to $37,000 in 1994 compared to $73,000 in 1993.

     INCOME TAXES.     The Company's effective tax rate was 23.7% in the 1994
period as compared to a rate in 1993 of 53.1%, principally due to a change in the deferred income tax valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, including acquisitions, and the Company makes significant expenditures each year for research and development and market development.

     Net cash provided by operating activities in 1995 increased to $2,545,766 from $1,367,764 in 1994 primarily due to increases in net income and an increase in accrued liabilities reflecting the higher level of business activity. Investing activities include additions to property, plant and equipment and the acquisition of businesses.

     The Company maintains a bank line of credit that provides for borrowings of up to $4.0 million based on a current ratio of 1.25 or better and bears interest at the lender's base rate.

     The Company's principal commitments decreased to $7.6 million as of December 31,1995 as compared to $12.8 million as of December 31, 1994 due to the extinguishment of long-term debt and line of credit from the proceeds of the IPO. Of the $14.1 million net proceeds of the Company's IPO, approximately $4.4 million was used to pay off the Company's long-term debt and line of credit.

     Although the Company has at present no acquisition agreements nor arrangements, the Company may in the future make strategic acquisitions of other providers of maintenance products or services using stock, cash, debt or a combination thereof. Depending on the terms of the acquisition, the Company may need to incur additional indebtedness or issue equity securities to make any such acquisition.

     The Company routinely engages in transactions in foreign countries. Substantially all of the Company's transactions are denominated in U.S. currency, thereby limiting the Company's exposure to fluctuations in foreign currency exchange rates.

INFLATION

The Company believes that the relatively moderate rate of inflation experienced over the past several years has not had a material impact on its sales or profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

Consolidated Financial Statements:                                        Page
                                                                        --------
  Consolidated Balance Sheets - December 31, 1994 and 1995                 16
  Consolidated Statements of Operations for each of the Three Years
      in the period ended December 31, 1995                                17
  Consolidated Statements of Cash Flows for each of the Three Years
      in the period ended December 31, 1995                                18
  Consolidated Statements of Shareholder's Equity for each of the Three
      Years in the period ended December 31, 1995                          19
  Notes to Consolidated Financial Statements                             20 - 26
Independent Accountants' Report                                            27
Financial Statement Schedule:
  Independent Accountants Report                                           S-1
  Supplemental Schedule II - Valuation and Qualifying Accounts             S-2

          COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,     DECEMBER 31,
                                                      1994             1995
                                                   -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ --------      $  8,824,332
  Trade accounts receivable, less allowance
    for doubtful accounts of approximately
    $132,000 in 1994 and 1995                        6,621,610        9,980,006
  Refundable income taxes                              160,000          160,000
  Inventories                                        3,578,231        3,623,124
  Deferred income taxes                                785,000          703,000
  Prepaid expenses and other current assets            317,017          239,369
                                                   -----------      -----------
    Total current assets                            11,461,858       23,529,831
                                                   -----------      -----------
Property, plant and equipment:
  Land                                                 487,145          729,204
  Building and improvements                          4,460,420        4,488,421
  Equipment and furniture                            5,451,402        6,850,428
                                                   -----------      -----------
                                                    10,398,967       12,068,053
  Less accumulated depreciation                     (3,282,729)      (4,129,812)
                                                   -----------      -----------
    Property, plant and equipment, net               7,116,238        7,938,241
                                                   -----------      -----------
Notes receivable from shareholders                     245,756         -----
Deferred income taxes                                   51,000            4,000
Other assets, including intangibles                    850,259          678,701
                                                   -----------      -----------
    Total assets                                   $19,725,111      $32,150,773
                                                   ===========      ===========

          COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,     DECEMBER 31,
                                                      1994             1995
                                                   -----------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Checks outstanding in excess of bank balances    $    43,388      $  -------
  Current maturities of long-term debt                 142,468           18,377
  Revolving line of credit                           3,193,664         -------
  Accounts payable                                   1,187,129        1,142,125
  Accrued liabilities                                2,861,626        3,977,241
  Income taxes payable                                 272,000          492,010
  Deferred maintenance contract revenue              1,344,622        1,468,238
                                                   -----------      -----------
    Total current liabilities                        9,044,897        7,097,991
Long-term debt, less current maturities              3,457,501           13,172
Deferred maintenance contract revenue                  352,875          512,159
                                                   -----------      -----------
    Total liabilities                               12,855,273        7,623,322
                                                   -----------      -----------
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value, 50,000,000 shares
    authorized, 3,318,665 and 4,743,209 shares
    issued and outstanding in 1994 and 1995,
    respectively                                       726,248       15,459,192
  Additional paid-in capital                           838,494          815,862
  Retained earnings                                  5,305,096        8,252,397
                                                   -----------      -----------
    Total shareholders' equity                       6,869,838       24,527,451
                                                   -----------      -----------
    Total liabilities and shareholders' equity     $19,725,111      $32,150,773
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS OF OPERATIONS
                                            Years Ended December 31,
                                  ---------------------------------------------
                                      1993             1994            1995
                                  -----------      -----------      -----------
Revenues, net:
  Product                         $21,565,945      $25,063,227      $31,990,239
  Services                          4,783,795        6,102,050        9,782,244
                                  -----------      -----------      -----------
                                   26,349,740       31,165,277       41,772,483
Cost of revenues:
  Product                           5,367,544        6,343,261        9,219,753
  Services                          2,938,208        4,312,237        7,442,778
                                  -----------      -----------      -----------
                                    8,305,752       10,655,498       16,662,531

Gross margin                       18,043,988       20,509,779       25,109,952
Costs and expenses:
  Selling, general and
    administrative expenses        11,382,003       13,211,343       15,909,203
  Research & development expenses   4,123,280        4,492,988        4,562,481
  Litigation costs                  1,616,750          136,672         -----
                                  -----------      -----------      -----------
Income from operations                921,955        2,668,776        4,638,268
Other income (expenses):
  Interest expense                   (485,199)        (457,547)        (373,451)
  Interest income                     145,187          108,865          261,184
  Other income, net                    72,741           36,857           76,795
  Minority share of income               (837)         -----            -----
                                  -----------      -----------      -----------
Income before taxes                   653,847        2,356,951        4,602,796

Provision for  income taxes           347,037          558,684        1,655,495
                                  -----------      -----------      -----------
Income after taxes                $   306,810      $ 1,798,267      $ 2,947,301
                                  ===========      ===========      ===========
Earnings per share                $      0.08      $      0.51      $      0.72
                                  ===========      ===========      ===========
Weighted average shares and
  equivalents outstanding
  (in thousands)                        3,794            3,503            4,117
                                  ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                           1993          1994         1995
                                                       -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                           $   306,810   $ 1,798,267   $ 2,947,301
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
   Charge equivalent to tax benefit
   of exercised stock options                               87,000        -----        -----
   Depreciation and amortization                           702,291       927,803     1,321,191
   Deferred income taxes                                   385,000      (342,000)      129,000
   Accrued interest on notes from shareholders              -----        (12,191)      -----
   Minority share of income                                    837        -----        -----
   Changes in operating assets and liabilities:
     Accounts receivable                                  (401,541)   (1,079,624)   (3,358,396)
     Income taxes refundable or payable                   (652,000)      612,000       220,010
     Inventories                                          (206,526)   (1,490,401)     (136,895)
     Prepaid expenses and other current assets             (40,523)      (60,720)       77,648
     Other assets                                           10,004         2,924        (7,604)
     Accounts payable                                      446,230      (290,370)      (45,004)
     Accrued liabilities                                (1,549,674)      916,220     1,115,615
     Deferred maintenance contract revenue                 324,252       385,856       282,900
                                                       -----------   -----------   -----------
Net cash provided (used) by operating activities          (587,840)    1,367,764     2,545,766
                                                       -----------   -----------   -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment               (639,564)   (1,754,940)   (1,872,030)
  Purchase of service business and related assets           -----     (1,100,000)      -----
  Net (advances to) repayments from shareholders           203,685       (13,000)      245,756
                                                       -----------   -----------   -----------
Net cash used in investing activities                     (435,879)   (2,867,940)   (1,626,274)
                                                       -----------   -----------   -----------
Cash flows from financing activities:
  Net borrowings under (repayments on) line of credit      410,020     2,783,644    (3,193,664)
  Borrowings under long-term debt                        1,463,467      -----          -----
  Repayment of long-term debt                             (225,182)   (1,726,393)   (3,568,420)
  Net proceeds from issuance of common stock               270,443       333,520    14,739,152
  Purchases of common stock                             (1,021,140)      (84,240)      (28,840)
  Checks outstanding in excess of bank balances            -----          43,338       (43,388)
                                                       -----------   -----------   -----------
Net cash provided by financing activities                  897,608     1,349,869     7,904,840
                                                       -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents      (126,111)     (150,307)    8,824,332
Cash and cash equivalents, at beginning of year            276,418       150,307       -----
                                                       -----------   -----------   -----------
Cash and cash equivalents, at end of year              $   150,307   $   -----     $ 8,824,332
                                                       ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

             COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Additional                                  Total
                                                                 Common       Paid-In      Retained       Treasury   Shareholders'
                                                                  Stock       Capital      Earnings        Stock        Equity
                                                              -----------   -----------   -----------   ----------   -----------
Balance, January 1, 1993                                      $   413,184   $   755,244   $ 4,337,486   $   (7,581)  $ 5,498,333
  Issuance of 11,855 shares under employee stock purchase plan     29,163       -----        -----         -----          29,163
  Issuance of 145,205 shares under stock option plans             166,280       -----        -----         -----         166,280
  Issuance of 25,000 shares                                        75,000       -----        -----         -----          75,000
  Purchase of 446,765 shares for treasury                          -----        -----        -----      (1,340,295)   (1,340,295)
  Retirement of 449,425 treasury shares                          (212,344)      -----      (1,135,532)   1,347,876             0
  Income tax benefits related to exercised stock options           -----         87,000      -----         -----          87,000
  Net Income                                                       -----        -----         306,810      -----         306,810
                                                              -----------   -----------   -----------   ----------   -----------
Balance, December 31, 1993                                        471,283       842,244     3,508,764      -----       4,822,291
  Issuance of 71,185 shares under employee stock purchase plan    213,555       -----        -----         -----         213,555
  Issuance of 12,200 shares under stock option plans               29,965       -----        -----         -----          29,965
  Issuance of 30,000 shares                                        90,000       -----        -----         -----          90,000
  Purchase and retirement of 28,080 shares                        (78,555)       (3,750)       (1,935)     -----         (84,240)
  Net income                                                       -----        -----       1,798,267      -----       1,798,267
                                                              -----------   -----------   -----------   ----------   -----------
Balance, December 31, 1994                                        726,248       838,494     5,305,096      -----       6,869,838
  Issuance of 60,834 shares under employee stock purchase plan    240,081       -----        -----         -----         240,081
  Issuance of 87,300 shares under stock option plans              369,660       -----        -----         -----         369,660
  Issuance of 1,283,970 shares, net of $1,608,000 in expenses  14,129,411       -----        -----         -----      14,129,411
    and underwriting discounts
  Purchase and retirement of 7,560 shares                          (6,208)      (22,632)     -----         -----         (28,840)
  Net income                                                       -----        -----       2,947,301      -----       2,947,301
                                                              -----------   -----------   -----------   ----------   -----------
Balance, December 31, 1995                                    $15,459,192   $   815,862   $ 8,252,397   $  -----     $24,527,451
                                                              ===========   ===========   ===========   ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

     Computational Systems, Incorporated and Subsidiaries' (the Company) principal business is to design, develop, manufacture, market and support predictive and proactive maintenance technology products and services for large scale, heavy industrial manufacturing facilities worldwide. The Company has several wholly-owned subsidiaries which perform research and development services for the commercialization of various products, and sell the Company's products in foreign countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of Computational Systems, Incorporated and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Substantially all cash and cash equivalents are maintained at a local bank or in U.S. government agency debt securities. Such items are primarily uncollateralized.

     INVENTORIES - Inventories are stated at the lower of cost or market, with cost determined using standard costs (which approximate first-in, first-out costs).

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Routine maintenance and repairs are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives of the respective assets are capitalized. Upon sale or retirement of property, plant and equipment, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss, if any, is included in the consolidated statements of operations.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 31.5 years.

     INTANGIBLES - Intangible assets consisting principally of acquired patents and noncompete agreements are being amortized on a straight-line basis over their useful lives ranging from three to eight years. Amortization of these intangibles was $49,551 in 1994 and $179,162 in 1995. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     RETIREMENTS OF COMMON SHARES - Retirement of Company shares is accounted for by reversing the amounts recorded within the applicable shareholders' equity accounts when such shares were originally issued, with the excess cost of such shares being charged to retained earnings.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued):

     REVENUE RECOGNITION - Product sales are recognized upon shipment of products. Maintenance contract revenue is deferred when contracts are entered into and recognized as revenue on the straight-line basis over the life of the related contract. Costs associated with performing services under these contracts are charged to expense when incurred. Other service revenues and costs are recorded at the time such services are performed. Estimated costs attributable to the Company's standard warranty program are provided for at the time of sale.

     RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred. Costs incurred in developing a product during the period that begins when the product's technological feasibility has been established and ending when the product is available for general release are capitalized and are amortized over the economic life of the product. Historically such costs have not been material.

     INCOME TAXES - The Company accounts for income taxes under the asset and liability method. The asset and liability method establishes deferred tax assets and liabilities for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities using tax rates expected to be in effect when such amounts are realized or settled. Tax credits are reflected as a reduction of income tax expense in the period earned.

     EARNINGS PER SHARE - Earnings per common share have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares relating to options issued during the 12 month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price of $ 12.50 per share. Common equivalent shares relating to additional options have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the average fair value of the Company's common stock for each of the respective periods. Pro forma earnings per share for the year ended
December 31, 1995 is $0.68. The proforma earnings per share have been provided to reflect what earnings per share would have been had the proceeds from the Company's August 1995 initial public offering been used by the Company on January 1, 1995 to pay off long-term debt and the revolving line of credit.

     STOCK SPLIT - On June 29, 1995, the Company's Board of Directors approved a five-for-one common stock split, to be effected in the form of a stock dividend, of the Company's common stock. All share, per share and conversion amounts relating to common stock and stock options included in the accompanying financial statements and notes reflect the stock split.

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock. The rights, privileges and dividend rates of such stock are to be determined by the Board of Directors at the time of issuance. No preferred shares have been issued.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued):

     MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS - Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, was issued in 1995 to be effective beginning January 1, 1996 for the Company. Management intends to comply with, at a minimum, the disclosure requirements of this statement, but has not yet determined if the provisions of the statement will be adopted. If adopted, it is the opinion of management that the statement will not have a material impact on the Company's financial position of results of operations since the Company's stock and option plans are generally tied to the fair value of the Company's stock.

3.  INVENTORIES:

     Inventories consist of the following:

                                             December 31,         December 31,
                                                1994                  1995
                                             -----------          -----------
Raw materials                                 $1,873,433           $1,835,885
Work-in-process                                  517,969              736,109
Finished goods, net                            1,186,829            1,051,130
                                             -----------          -----------
                                              $3,578,231           $3,623,124
                                             ===========          ===========

     Finished goods includes certain inventory used for promotional and demonstration purposes while being held for sale ($486,253 and $255,376 at December 31, 1994 and 1995, respectively). Such inventory is being amortized to cost of sales over two years.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:
                                         December 31,       December 31,
                                            1994                1995
                                         -----------        -----------
Accrued payroll                          $   785,650        $   882,192
Accrued vacation                             503,943            624,596
Commissions payable                          451,121            392,108
Accrued bonus                                250,217            542,772
Other liabilities                            870,695          1,535,573
                                          ----------         ----------
                                          $2,861,626         $3,977,241
                                          ==========         ==========

5.  DEBT:

     The Company's debt is summarized as follows:
                                                     December 31,   December 31,
                                                        1994           1995
                                                     -----------    -----------
7.75% bank term note payable, monthly payments of
  $31,645, including interest, through October
  1996, with the remaining balance due in November
  1996.  The estimated fair value of the debt at
  December 31, 1994 was $3,432,000, based on the
  present value of future payments discounted at
  the estimated current market rate of 9.5%.         $ 3,536,640     $  ------

Other notes payable                                       63,329         31,549
                                                     -----------     ----------
                                                       3,599,969         31,549
Less current maturities                                 (142,468)       (18,377)
                                                     -----------     ----------
                                                     $ 3,457,501     $   13,172

     Unless otherwise indicated, at December 31, 1994 and 1995, the estimated fair value of the Company's debt approximated its carrying value.

     The Company has available a $4,000,000 Revolving Credit Agreement (Agreement) expiring on December 31, 1996. The Agreement had a balance due of $3,193,664 as of December 31, 1994 and a balance due of $0 as of December 31, 1995. Borrowings under the Agreement bear interest at the bank's base rate (8.5% at December 31, 1994). The Company's debt is collateralized by substantially all of the Company's assets. The Company's debt agreements contain certain financial and operational covenants which, among other things, require the Company to maintain minimum tangible net worth and working capital levels and meet certain financial statement ratios. During 1995, the Company used a portion of the proceeds from its initial public offering to pay off the balances outstanding under its $4,000,000 Revolving Credit Agreement and its term note.

           COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  INCOME TAXES:

     The provision (benefit) for income taxes, all of which relates to continuing operations, is comprised of the following:
                                     1993           1994           1995
                                  ----------     ----------     ----------
Current:
  Federal                         $ (125,000)    $  775,684     $1,214,495
  State                               87,037        125,000        312,000
                                  ----------     ----------     ----------
                                     (37,963)       900,684      1,526,495
Deferred:
  Federal                            323,000       (335,000)       115,000
  State                               62,000         (7,000)        14,000
                                  ----------     ----------     ----------
                                     385,000       (342,000)       129,000
                                  ----------     ----------     ----------
                                  $  347,037     $  558,684     $1,655,495
                                  ==========     ==========     ==========

The components of deferred income tax assets and liabilities at December 31, 1994 and 1995, are as follows:

                                             1994                 1995
                                       -------------------  -------------------
                                       Current  Noncurrent  Current  Noncurrent
Deferred income tax assets:
  Allowance for doubtful accounts     $ 50,000   $         $ 50,000   $
  Demonstration equipment               96,000               77,000
  Inventories                           28,000               38,000
  Warranty, bonus and other accruals   338,000              538,000
  Deferred revenue                                 153,000              182,000
  Tax credit carryforwards             273,000
  Intangibles                                                            23,000
                                       -------     -------  -------     -------
                                       785,000     153,000  703,000     205,000
Deferred income tax liabilities:
  Property, plant and equipment                    (78,000)            (201,000)
  Intangibles                                      (24,000)
                                       -------     -------  -------     -------
                                        ----      (102,000)  ----      (201,000)
                                       -------     -------  -------     -------
Net deferred tax asset                $785,000   $  51,000 $703,000   $   4,000
                                       =======     =======  =======     =======

     Management believes that a valuation allowance is not considered necessary at December 31, 1994 and 1995 based upon the historical levels of taxable income and the projections for future taxable income over the periods during which the temporary differences giving rise to deferred tax assets are expected to be recovered or settled.

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  INCOME TAXES - (Continued):

     The provision for income taxes in 1993, 1994 and 1995, differs from the "expected" income tax expense (computed by applying the U.S. corporate income tax rate of 34%) as a result of the following:

                                          1993          1994           1995
                                       ----------    ----------     ----------
Computed "expected" tax expense        $  222,000    $  801,000     $1,565,000
State income taxes, net of federal
 income tax benefit                        26,000        95,000        184,000
Research and development tax credits     (138,000)     (184,000)       (66,000)
Change in valuation allowance             188,000      (228,000)       -----
Other provision for income taxes           49,037        74,684        (27,505)
                                       ----------    ----------     ----------
                                       $  347,037    $  558,684     $1,655,495
                                       ==========    ==========     ==========

     The Company's 1989 and 1990 tax returns are currently under examination by the Internal Revenue Service (IRS). Management does not believe the examination will result in a material impact on the Company's financial position or results of operations.

7.   EMPLOYEE STOCK AND BENEFIT PLANS:

     The Company maintains incentive stock option plans. Under the 1987 Plan, 500,000 shares of the Company's common stock were reserved for options.
Options were granted to key officers and employees at the discretion of the Company's Board of Directors at a price not less than the fair value of the common stock at the date of grant. On July 27, 1995, the Company's shareholders approved the 1995 Plan for the award of up to 350,000 shares. No further options shall be granted under the 1987 Plan. Prior to the Company's initial public offering in August, 1995, the fair value of the Company's shares was determined by management, based on an independent valuation. Subsequent to August, 1995 the fair value is the quoted market price of the Company's shares. Options are exercisable ratably over five years beginning one year after the date granted, and expire in six to ten years.

     The Company's Board of Directors and management also have the ability to grant stock options on a discretionary basis. Information with respect to all outstanding options at December 31, is summarized as follows:

                                            1994                    1995
                                    --------------------  ----------------------
                                     Shares     Price      Shares      Price
                                    -------  -----------  -------   ------------
Under option at beginning of period 196,500  $1.22-$3.00  384,800   $1.22-$4.00
Options granted                     220,000  $3.00-$4.00   91,730   $4.00-$16.87
Options exercised                   (12,200) $1.22-$2.85   87,300   $2.46-$4.00
Options canceled                    (19,500) $1.22-$3.00   16,500   $2.85-$3.00
                                    -------  -----------  -------   ------------
Under option at end of period       384,800  $1.22-$4.00  372,730   $1.22-$16.87
                                    =======  ===========  =======   ============

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.  EMPLOYEE STOCK AND BENEFITS PLANS - (Continued):

                                                             1994       1995
                                                           -------    -------
Options exercisable at end of period                        85,465     65,046
                                                           =======    =======
Shares available for future grant under the 1987 Plan       71,000     -----
                                                           =======    =======
Shares available for future grant under the 1995 Plan       -----     298,500
                                                           =======    =======

     In 1990, the Board of Directors established an employee stock purchase plan where all employees could elect to purchase an amount of common stock equal up to 10% of their individual compensation. Shares were offered at fair value as determined annually on January 1st by management, based on an independent valuation and the Board reserved the right to determine those years in which shares would be made available under the Plan. In 1994 and 1995, 71,185 and 60,834 shares, respectively, were issued to employees under this plan at a price of $3.00 and $4.00 per share, respectively. On
July 27, 1995, the Company's shareholders approved a new employee stock purchase plan that mirrors the 1990 Plan except that up to 150,000 shares can be issued at a price equal to the lesser of 95% of the market price on the last day of the plan period or the average of the market prices on the first and last day of the plan period.

     The Company has a 401(k) plan which is available to all full-time employees and those part-time employees who have completed 1,000 hours of employment during twelve consecutive months. The Company will contribute one-half of the contributions made by each participant, up to a maximum Company contribution of 3% of each participant's annual earnings. The Company made contributions of $169,780, $216,092 and $265,397 in 1993, 1994 and 1995,
respectively.

8.  RELATED PARTY NOTE RECEIVABLE:

     A note receivable from the Company's largest shareholder and Chairman was paid on June 29, 1995. The outstanding balance and accrued interest at the time amounted to $262,772.

9.  LEASES:

     The Company has operating leases for certain training facilities and office equipment. Rent expense under these operating leases was $90,267 in 1993, $86,561 in 1994 and $100,163 in 1995. Commitments under operating leases with terms in excess of one year are approximately $32,000 as of December 31, 1995.

10. PATENT LITIGATION AND ROYALTIES:

     In 1992, a competitor of the Company threatened a lawsuit alleging infringement on certain of the competitor's patents. The Company responded by filing a declaratory judgement lawsuit against the competitor. The matter was settled in 1993, when the Company paid a lump sum amount to the competitor and agreed to pay royalties in each of the years 1993 through 2001, in which the Company sells certain products as specified in the settlement agreement.

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10. PATENT LITIGATION AND ROYALTIES - (Continued):

The Company also pays royalties in connection with the use of certain other patents. Royalties included in cost of sales for 1993, 1994 and 1995 were approximately $623,000, $574,000 and $843,000 respectively.

     Legal fees associated with defending the settlement paid in 1993 have been reflected in the consolidated statement of operations as "litigation".

11.  PURCHASE OF BUSINESS:

     In 1994, the Company purchased the assets of the service business of a competitor. The historical revenues and operating profit of the business are immaterial to the Company. The purchase price was allocated to the assets acquired as follows:

Contracts in progress                         $  138,000
Furniture and software                           142,000
Intangible assets, principally patents
  and a noncompete agreement                     820,000
                                              ----------
                                              $1,100,000
                                              ==========
12.  CASH FLOW INFORMATION:

                                                1993         1994        1995
                                            ----------   ----------   ----------
Supplemental disclosures of cash flows:

  Interest paid                             $  339,816   $  468,166   $  184,975
  Income taxes paid (refunded), net         $  470,000   $  (38,000)  $1,321,000

Noncash financing activity:
     In 1993, the Company acquired and subsequently retired 106,385 shares of treasury stock through the issuance of a note payable for $319,155.

13. EXPORT SALES:

     Export sales were as follows for the years ended December 31, (in thousands):

                       1993       1994       1995
                      ------     ------     ------
Middle East           $1,066     $  513     $  772
Europe                 4,493      2,288      3,804
Latin America          1,507      2,649      2,652
Asia                   2,208      2,088      3,437
Other areas              326      1,686      1,739
                      ------     ------    -------
                      $9,600     $9,224    $12,404
                      ======     ======    =======

           COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INITIAL PUBLIC OFFERING:

     The Company filed a Form S-1 registration statement under the Securities Act of 1933 with the Securities and Exchange Commission which became effective on August 28, 1995. Pursuant to the registration the Company sold an initial 1,000,000 shares of no par common stock on August 28 and 258,970 shares on September 15 under an over-allotment option. All cash received from the initial public offering has been reported net of expenses directly related to the offering.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Computational Systems, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Computational Systems, Incorporated and Subsidiaries (the Company) as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computational Systems, Incorporated and Subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                       COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 1, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No events have occurred that would require disclosure under this item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                     Age  Position
- -------------------     ----  -------------------------------------------------
Ronald G. Canada         40   Chairman, Chief Executive Officer and Director

Kenneth R. Piety         47   Vice Chairman, Vice President and Director
                              of Engineering, Secretary and Director

John J. Cioffi           56   President, Chief Operating Officer and Director

Bryan J. Collier         56   Vice President of Finance and Chief Financial
                              Officer

E. Forrest Pardue        41   President, MachineView, Inc.

Richard E. Ray           64   Director

William S. Rukeyser      56   Director

James F. Smith, Jr.      65   Director

Thomas A. Valunas        51   Director

     Under the terms of the Company's Charter, the members of the Board of Directors are elected at the annual meeting of the shareholders and serve until the next annual meeting and until their successors are duly elected and qualified. Executive officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.

     Ronald G. Canada founded the Company in 1984 and has served as Chairman and Chief Executive Officer and as a director since its inception and is a key member of the Company's engineering and product development team. Prior thereto, Mr. Canada was a technical lead engineer at Technology for Energy Corporation ("TEC") in Knoxville, focusing on the development of a comprehensive surveillance system for rotating machinery.

     Kenneth R. Piety has served as Vice President and Director of Engineering since 1991, and Vice Chairman since 1994. Dr. Piety has been a director of the Company since its inception in 1984 and Secretary since 1985. Dr. Piety has been involved in the development of all of the Company's products. Prior to joining the company in 1985, Dr. Piety worked as a development engineer at TEC and at the Oak Ridge National Laboratory.

     John J. Cioffi has served as President, Chief Operating Officer and a director of the Company since 1993. Prior to joining the Company, Mr. Cioffi founded and served as the President of Crown Consulting, a Knoxville-based strategic planning and general management consulting firm, from 1988 to 1993. Prior to 1988, Mr. Cioffi served as Senior Vice President of Marketing of Plasti-Line, Inc. ("Plasti-Line"), a publicly-owned sign manufacturing company located in Knoxville, Tennessee.

     Bryan J. Collier has served as Vice President of Finance since 1993.
Mr. Collier served as a director of the Company from 1987 to 1993. Prior to joining the Company as an officer, Mr. Collier worked as a business consultant for Millennium Associates, Inc., a Knoxville-based business consulting firm, from 1988 to 1993. Prior to that time, Mr. Collier was Treasurer and Secretary of Plasti-Line, Inc.


     E. Forrest Pardue has served as President of MachineView, Inc., a wholly-owned subsidiary of the Company, since 1992. From 1985 to 1992, Mr. Pardue served as Director of Sales and Marketing for the Company.

     Richard E. Ray has served as director of the Company since April 1994, Mr. Ray is President of Richard E. Ray and Associates, a business consulting firm. Prior to 1992, Mr. Ray served as Manager of Tennessee Operations of Aluminum Company of America ("Alcoa"), a publicly-owned manufacturer of aluminum products. Mr. Ray also serves as a director and Chairman of the Audit Committee of First Tennessee National Corp., a registered bank holding company.

     William S. Rukeyser has served as a director of the Company since 1994. Mr. Rukeyser is President of William S. Rukeyser, Inc., a Knoxville-based firm engaged in media and other business consulting activities. From 1988 to 1994, Mr. Rukeyser was a senior partner in Whittle Communications, serving as editor-in-chief of the Knoxville-based company's publications and broadcasts and as chairman and chief executive officer of Whittle Books. Prior to such time Mr. Rukeyser worked at Time, Inc. serving as founding managing editor of Money magazine and managing editor of Fortune magazine.

     James S. Smith, Jr. has served as a director of the Company since 1993. Mr. Smith is also a director of First American Corp. ("First American"), a bank holding company, and from 1991 through December 1994, Mr. Smith served as Chairman of the Board of First American and of First American National Bank. From February 1991 until November 1991, Mr. Smith served as President and
Chief Executive Officer of First American and First American National Bank, and from May 1990 until February 1991, as Interim Chairman of the Board, President and Chief Executive Officer of those companies. Prior to that time, Mr. Smith served as Vice Chairman of First American and First American National Bank. Mr. Smith is also a director of Pilot Corporation and Plasti-Line.

     Thomas A. Valunas, Jr. has served as a director of the Company since
1993 and a member of the Audit Committee and Chairman of the Compensation Committee. Mr. Valunas is the Vice President of Finance and Chief Financial Officer of M4 Environmental Management, Inc. ("M4"), an Oak Ridge, Tennessee company engaged in the recycling business. Prior to joining M4 in 1995, Mr. Valunas was the President of Tennessee Innovation Center, Inc. ("TIC"), a subsidiary of Martin-Marietta Corporation engaged in venture capital financing and one of the initial shareholders of CSI.

     The Board of Directors holds regular quarterly meetings and meets on other occasions when required by special circumstances. Certain directors also devote their time and attention to the Board's principal standing committees. The committees and their primary functions are as follows.

     Audit Committee - This committee makes recommendations to the Board of Directors with respect to the Company's financial statements and the appointment of independent accountants, reviews significant audit and accounting policies and practices, meets with the Company's independent accountants concerning, among other things, the scope of audits and reports, and reviews the performance of the overall accounting and financial controls of the Company.

     Compensation Committee - This committee (the "Compensation Committee") has the responsibility of reviewing and approving the salaries, bonuses, and other compensation and benefits of executive officers, advising management regarding benefits and other terms and conditions of compensation, and administering the Company's 1995 Employee Stock Incentive Plan.

Item 11.  Executive Compensation

     The following table summarizes compensation earned by the Chief Executive Officer of the Company and the Company's other three most highly compensated executive officers who were serving as executive officers during 1995 and received over $100,000 in salary and bonus for the year (together with the Chief Executive Officer, the "Named Executive Officers").



                            SUMMARY COMPENSATION TABLE

                                                       Long - Term
                                                       Compensation
                                                          Awards
                                                        Securities
                            Annual Compensation         Underlying    All Other
 Name and Principal      Year     Salary      Bonus      Options    Compensation
- -------------------     -----     ------     ------    -----------  ------------
Ronald G. Canada         1995    $230,463  $64,638(1)     16,160    $      0
  Chairman and Chief     1994     178,000   32,040(1)      8,015           0
  Executive Officer
Kenneth R. Piety         1995     170,673   56,020(1)     14,005       4,620(2)
  Vice-Chairman and      1994     156,000   28,018(1)     31,940       3,972(2)
  Vice President of
  Engineering and
  Secretary
John J. Cioffi           1995     146,528   49,556(1)     12,389       4,330(2)
  President and Chief    1994     134,000   24,564(1)      6,140       3,978(2)
  Operating Officer
Bryan J. Collier         1995      98,111   33,396(1)      8,349       3,415(2)
  Vice President of      1994      90,000   16,554(1)      4,135       2,690(2)
  Finance and Chief
  Financial Officer

(1) The amount listed represents a cash bonus received by the officer for the fiscal year 1995 and 1994, as appropriate.
(2) The amount listed represents the contributions made to the Company's 401(k) plan by the Company on behalf of the Named Executive.

     The following table summarizes certain information regarding stock options issued to the Named Executive Officers under the Company's 1995 Employee Stock Incentive Plan ("Employee Incentive Plan") pursuant to criteria set forth in the Company's Senior Executive Compensation Plan (the "Bonus Plan") during 1995.

                       OPTION GRANTS IN FISCAL YEAR 1995

                                          Individual Grants
                   -----------------------------------------------------------
                     Number of       Percent of
                    Securities      Total Options
                    Underlying       Granted to       Exercise or
                     Options        Employees in      Base Price    Expiration
Name                Granted (#)     Fiscal Year       ($ / Share)     Date
- -----------------   -----------    --------------    ------------   ----------
Ronald G. Canada       16,160          17.62%           $15.50       1/31/00
Kenneth R. Piety       14,005          15.27%           $15.50       1/31/00
John J. Cioffi         12,389          13.51%           $15.50       1/31/01
Bryan J. Collier        8,349           9.10%           $15.50       1/31/01

                       OPTION GRANTS IN FISCAL YEAR 1995

                              Potential Realizable
                               Value at Assumed
                               Annual Rates of
                                 Stock Price
                               Appreciation for
                                 Option Term
                          --------------------------
Name                          5%             10%
- ----------------          -----------   ------------
Ronald G. Canada            35,162         80,935
Kenneth R. Piety            30,473         70,142
John J. Cioffi              41,939         91,683
Bryan J. Collier            28,263         61,785


     The following table summarizes certain information with respect to stock options issued to the Named Executive Officers under the Company's various stock option plans as to the number of shares covered by both exercisable and unexercisable stock options and options exercised during the fiscal year ended December 31, 1995. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end fair market value of the Common Stock.

                            AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995 AND
                                        FISCAL YEAR-END OPTION VALUES

                                                        Number of                  Value of
                                                       Securities                 Unexercised
                                                       Underlying                in-the-Money
                     Shares                         Options at Fiscal          Options at Fiscal
                   Acquired on      Value              Year-End (#)                 Year-End
Name              Exercise (#)   Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
- ----------------  ------------   ------------   -------------------------   -------------------------
Ronald G. Canada             0              0        1,603 / 22,572         $ 18,434.50 / $ 73,738.00
Kenneth R. Piety             0              0        6,388 / 39,557         $ 78,462.00 / $313,848.00
John J. Cioffi          30,000        285,000        1,228 / 62,301         $ 14,122.00 / $618,988.00
Bryan J. Collier        10,000         95,000       10,827 / 41,657         $134,510.50 / $413,042.00


DIRECTOR'S COMPENSATION

     The Company's non-employee directors receive a quarterly fee of $2,000 and reimbursement of expenses. In addition, each of the Company's non-employee directors have received options to purchase 15,000 shares of the Company's common Stock pursuant to the Company's Non-Employee Director Stock Option Plan (the "Plan"). The non-employee directors may exercise the options with respect to 5,000 shares in each of the three years beginning on a date set forth in their option agreements. However, any portion of such 5,000 shares not purchased in any given one-year period does not carry forward to the next one-year period. The Company will however no longer issue options under the Plan. The Board of Directors on July 14, 1995 and the shareholders on July 27, 1995, approved the 1995 Amended and Restated Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which provides for the issuance of up to 60,000 shares of the Company's Common Stock. Under the Directors' Plan, each non-employee director of the Company shall receive on the date of the annual meeting of the Company's shareholders, commencing with the 1996 annual meeting, an option grant for the purchase of 2,000 shares of the Company's Common Stock. All options granted under the Directors' Plan will have an exercise price equal to the fair market value of the Common Shares at the date of grant, will vest one year from the date of grant and will have a term of ten years, subject to the non-employee director's continued service as a director.

SENIOR EXECUTIVE INCENTIVE COMPENSATION PLAN

     The Company has established a Senior Executive Compensation Plan that provides for the payment of cash bonuses and the granting of stock options to the four top executive officers of the Company, Messrs. Canada, Piety, Cioffi and Collier. The amount of bonuses is determined by the Compensation Committee based upon the percentage of the annual budgetary financial goal achieved by the Company in the fiscal year covered. The annual budget goal is determined by the Board of Directors by assigning different percentage weights to such items of Company performance as, among others, consolidated gross margin, consolidated budgeted revenues and consolidated pre-tax profit. No bonuses are payable under the Bonus Plan unless the Company's consolidated pre-tax profit (an individual item of the overall annual budget goal) is at least 75% of its budgeted amount for the fiscal year.

     As amended in January 1995, the Bonus Plan provides that the top executives are eligible for cash bonuses of 10% to 50% of their annual base salary and a grant of stock options, based upon the Company's achievement of 90% to 110% of the annual budget. The Bonus Plan may be amended, suspended or discontinued at any time. Options granted pursuant to criteria established by the Bonus Plan are granted under the Company's Employee Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of Messrs. Ray, Rukeyser, Smith and Valunas, none of whom is an employee or officer of the Company. No executive officer of the Company served during fiscal 1995 as a member of a compensation committee or as a director of any entity of which any of the Company's directors serves as an executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table summarizes security ownership by (i) each director of the Company; (ii) the Named Executive Officers; and (iii) all directors and executive officers of the Company as a group as of December 31, 1995.

                                   Name and              Amount
                                  Address of         and Nature of
                   Title of       Beneficial           Beneficial          Percent
Name                Class           Owner            Ownership (1)       of Class (1)
- ----------------   --------  --------------------  -------------------   -----------
Ronald G. Canada   Common    835 Innovation Drive  1,129,535 shares (2)     23.8%
                             Knoxville, TN. 37932
Kenneth R. Piety   Common    835 Innovation Drive    679,789 shares (3)     14.3%
                             Knoxville, TN. 37932
John J. Cioffi     Common    835 Innovation Drive     63,086 shares (4)      1.3%
                             Knoxville, TN. 37932
Bryan J. Collier   Common    835 Innovation Drive     66,914 shares (5)      1.4%
                             Knoxville, TN. 37932
James F. Smith Jr. Common    835 Innovation Drive     10,000 shares             *
                             Knoxville, TN. 37932
Richard E. Ray     Common    835 Innovation Drive     10,000 shares (6)         *
                             Knoxville, TN. 37932
Thomas A. Valunas  Common    835 Innovation Drive     10,000 shares (6)         *
                             Knoxville, TN. 37932
William Rukeyser   Common    835 Innovation Drive     10,000 shares (6)         *
                             Knoxville, TN. 37932

All executive      Common    835 Innovation Drive  2,075,659 shares (7)     43.3%
officers and                 Knoxville, TN. 37932
directors as a
group (9 persons)

*    Represents less than 1% of the Common Stock outstanding.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's Common Stock which a beneficial owner has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purposes of computing the percentage ownership of such owner but not deemed outstanding for the purpose of computing percentage ownership of any other person.

(2) Includes 4,835 shares which may be acquired upon the exercise of outstanding options, and 45,000 shares that Mr. Canada beneficially owns as trustee for various trusts for the benefit of Dr. Piety's children.

(3) Includes 9,189 shares which may be acquired upon the exercise of outstanding options.

(4) Includes 3,706 shares which may be acquired upon the exercise of outstanding options.

(5) Includes 12,497 shares which may be acquired upon the exercise of outstanding options.

(6) Includes 5,000 shares which may be acquired upon the exercise of outstanding options.

(7) Includes 45,287 shares which may be acquired upon the exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 15, 1992, the Company loaned Ronald G. Canada, Chairman and Chief Executive Officer of the Company, $431,189 for the purpose of constructing a home. The loan was secured by one million shares of the Company's Common Stock, was payable in 231 monthly installments and accrued interest at the prime rate plus one percent on a monthly basis. In 1993, Mr. Canada sold 100,000 shares of Common Stock to the Company for a total consideration of $300,000, of which amount Mr. Canada applied $203,685 towards his indebtedness under the loan. In April 1994, the Company loaned Mr.
Canada an additional $12,673. This loan was secured by the same one million shares of the Company's Common Stock securing the 1992 loan. The April, 1994 loan also accrued interest at the prime rate plus one percent and was payable upon demand. On June 28, 1995 Mr. Canada paid $262,772, which was the entire outstanding balance due on the loans to the Company.

     On April 1, 1994, the Company entered into a Loan Agreement for a revolving line of credit with First American National Bank (the "First American Loan"). At the time of the transaction, James F. Smith, Jr., a director of the Company, served both as a director of the Company and as Chairman of the Board of First American National Bank and its parent corporation First American Corp. At the end of fiscal year 1994, the outstanding balance under the First American Loan was approximately $3.2 million. As of January 1, 1995, Mr. Smith was no longer an executive officer of First American National Bank or First American Corp. although he still occupies a position as a director of First American Corp. The balance on the line of credit was paid down with a portion of the proceeds from the offering of securities during the third quarter.

     The Board of Directors of the Company has adopted a policy which provides that any transactions between the Company and any of its directors, officers or principal shareholders or affiliates thereof must be on terms no less favorable to the Company than could be obtained from unaffiliated parties, and must be approved by a vote of a majority of the disinterested members of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements are provided under Item 8.
   (2)  Financial Statement Schedules:
                Report of Independent Accountants
                Schedule II - Valuation and Qualifying Accounts and Reserves is included herein.
   (3)  Exhibits:
             A. Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-94172)

    Exhibit
    Number                        Description
    -------                       -----------
     3.1   --  Restated Charter of Registrant.

     3.2   --  Restated Bylaws of Registrant.

     4.1   --  Specimen Common Stock certificate.

     4.2   --  Article 5 of the Registrant's Restated Charter (included in
               Exhibit 3.1).

     4.3   --  Article 6 of the Registrant's Restated Bylaws (included in
               Exhibit 3.2).

     10.1  --  1995 Employee Stock Incentive Plan.

     10.2  --  1987 Incentive Stock Option Plan.

     10.3  --  Computational Systems, Incorporated Employee Stock Purchase Plan.

     10.4  --  1990 Employee Stock Purchase Plan.

     10.5  --  1995 Amended and Restated Non-Employee Directors' Stock Option
               Plan.

     10.6  --  Non-Employee Directors' Stock Option Plan.

     10.7  --  Senior Executive Incentive Compensation Plan.

     10.8 -- Letter Agreement dated June 6, 1995 between Third National Bank of East Tennessee and Computational Systems, Incorporated

     10.9 -- Amended and Restated Loan Agreement and Security Agreement dated October 21, 1993 between Third National Bank of Tennessee and Computational Systems, Incorporated.

     10.10 -- Amended and Restated Promissory Note (Building Loan) dated October 21, 1993 between Third National Bank of Tennessee and Computational Systems, Incorporated.

     10.11 -- Term Loan Agreement dated October 15, 1991 between Computational Systems, Incorporated and Third National Bank of East Tennessee.

     10.12 -- Construction Loan Agreement by and between Computational Systems, Incorporated and Third National Bank of East Tennessee.

     10.13 -- Deed of Trust executed October 15, 1991 in favor of Third National Bank of East Tennessee, as amended.

     10.14 -- Letter Agreement dated September 30, 1994 between First American National Bank and Computational Systems, Incorporated.

     10.15 -- Loan Agreement dated April 1, 1994 between First American National Bank and Computational Systems, Incorporated.

     10.16 -- Master Promissory Note executed September 30, 1994 in favor of First American National Bank.

     10.17 -- Master Promissory Note executed April 1, 1994 in favor of First American National Bank.

     10.18 -- Patent Agreement dated September 30, 1994 between Technology for Energy Corporation and Computational Systems, Incorporated.

     10.19 -- Release of Claims dated September 30, 1994 between Technology for Energy Corporation and Computational Systems, Incorporated.

     10.20 -- Amendment to Software Agreement dated September 30, 1994 between Technology for Energy Corporation and Computational Systems, Incorporated.

     10.21 -- Assumption of Obligations dated September 30, 1994 between Computational Systems, Incorporated and Technology for Energy Corporation.

     10.22 -- Purchaser's Covenant Not to Compete executed September 30, 1994 in favor of Technology for Energy Corporation.

     10.23 -- Seller's Covenant Not to Compete executed September 30, 1994 in favor Computational Systems, Technology for Energy Corporation.

     10.24 -- Letter Agreement dated September 18, 1992 between VFQ, Inc. and Computational Systems, Incorporated.

     10.25 -- Software License Agreement dated September 8, 1992 between VFQ, Inc. and Computational Systems, Incorporated.

     10.26 -- Agreement dated April 6, 1987 between Computational Systems, Incorporated and Intellitech Systems, Inc., as amended by Letter Agreement dated January 23, 1989.

     10.27 -- Agreement dated June 11, 1985 between Technology for Energy Corporation and Computational Systems, Incorporated.

     10.28 --  FLIR Systems, Inc. OEM Contract dated January 21, 1993.

     10.29 -- Asset Purchase Agreement dated September 30, 1994 between Computational Systems, Incorporated and Technology for Energy Corporation.

     10.30 -- Memorandum of Agreement between Computational Systems, Incorporated and Technology for Energy Corporation dated
               July 20, 1994 and related Bill and Sale of Assignment executed July 20, 1994 in favor of Computational Systems, Incorporated by TEC Tribology Systems (by Condition Marketing Services and Technology for Energy Corporation).

     10.31 -- Lease Agreement dated April 26, 1995 between N.V. Apollo Development and CSI Europe (and English language summation thereof).

     10.32 -- Lease Agreement dated February 16, 1995 between Patrick Schacki and Computational Systems, Incorporated.

     10.33 -- Lease Agreement dated January 18, 1995 between Michael E. Schaad, Trustee and Computational Systems, Incorporated.

     10.34 -- Lease Agreement dated September 24, 1993 between the Clwyd County Council (United Kingdom) and A.C. Tudor, on behalf of Computational Systems UK Limited.

     10.35 -- Lease Agreement dated October 7, 1991 between Weingarten Realty Investors and Computational Systems, Incorporated.

     10.36 -- Teaming Agreement dated April 30, 1995 between Computational Systems, Incorporated and the Facility and Plant Services Division of Fluor Daniel, Inc.

     10.37 -- Settlement Order dated October 6, 1993 from the United States District Court to the Eastern District of Tennessee in the case of Computational Systems, Inc. v. IRD Mechanalysis, Inc. v. Ronald G. Canada.

     10.38 --  Form of Indemnification Agreement.

     21.   --  List of Subsidiaries.

       B.  Filed herewith

          Exhibit
          Number               Description
          -------   ----------------------------------------------
           11.0  -  Statement re Computation of Per Share Earnings
           23.1  -  Independent Accountants' Consent


(b)    Reports on Form 8-K filed in the fourth quarter - none
(c)    Exhibits - (a), (3) referenced herein
(d)    Financial Statement Schedule included herein

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Computational Systems, Incoporated

                                       Bryan J. Collier
                                  By   --------------------------------
                                       Bryan J. Collier
                                       Vice President of Finance and
                                       Chief Financial Officer

Date:  February 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                         TITLE                         DATE

   Ronald G. Canada       Chairman, Chief Executive Officer    February 28, 1996
- ----------------------    and Director (Principal Executive
   Ronald G. Canada       Officer)

   Kenneth R. Piety       Vice Chairman, Vice President of     February 28, 1996
- ----------------------    Engineering, Secretary, and Director
   Kenneth R. Piety

    John J. Cioffi        President and Director               February 28, 1996
- ----------------------
    John J. Cioffi

   Bryan J. Collier       Vice President of Finance and        February 28, 1996
- ----------------------    Chief Financial Officer
   Bryan J. Collier       (Principal Financial and
                          Accounting Officer)

    Richard E. Ray        Director                             February 28, 1996
- ----------------------
    Richard E. Ray

  William S. Rukeyser     Director                             February 28, 1996
- ----------------------
  William S. Rukeyser

 James F. Smith, Jr.      Director                             February 28, 1996
- ----------------------
 James F. Smith, Jr.

Thomas A. Valunas, Jr.    Director                             February 28, 1996
- ----------------------
Thomas A. Valunas, Jr.

    INDEPENDENT ACCOUNTANTS REPORT OF FINANCIAL STATEMENT SCHEDULE

In connection with our audits of the consolidated financial statements of Computational Systems, Incorporated and Subsidiaries as of December 31, 1994 and 1995, and for each of the three years in the period ended December 31, 1995, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1995.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                     COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 1, 1996

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AND RESERVES
FOR THE YEAR ENDED DECEMBER 31

            Col. A                 Col. B                 Col. C                Col. D         Col. E
                                                         Additions
                                                 -------------------------
                                  Balance at     Charged to      Charged                      Balance
                                  beginning      costs and       to other                      at end
Description                       of period       expenses       accounts      Deductions     of period
- --------------------------------  ----------     -----------    ----------     ----------     ---------
Allowance for doubtful accounts:

                            1993   $157,243          $35,869       ------         $68,112      $125,000

                            1994   $125,000         $272,491      $80,120        $345,135      $132,476

                            1995   $132,476         $143,208       -----         $143,207      $132,477


             COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                                  EXHIBIT INDEX

                                                                  Sequential
 Exhibit Number                    Description                    Page Number
 --------------     ----------------------------------------     -------------
      11            Statement re: computation of per share
                    earnings

      23.1          Independent Accountant's Consent

                                                                      Exhibit 11
                                COMPUTATION OF EARNINGS PER SHARE
                                  FOR THE YEAR ENDED DECEMBER 31

                                                               1993         1994          1995
                                                             ---------    ---------     ---------
PRIMARY:

Weighted average number of common shares outstanding         3,569,753    3,366,734     3,824,996

Net effect of dilutive stock options based on the treasury
    stock method using the average market and initial
    public offering prices, as appropriate                     224,725      136,595       292,255

Weighted average number of common and common
    equivalent shares outstanding                            3,794,478    3,503,329     4,117,251

Net income                                                    $306,810   $1,798,267    $2,947,301

Primary net income per common share                              $0.08        $0.51         $0.72



FULLY DILUTED:

Weighted average number of common shares outstanding         3,569,753    3,366,734     3,824,996

Net effect of dilutive stock options based on the treasury
    stock method using the period-end market price if higher
    than average price                                         224,725      136,595       303,825

Weighted average number of common and common
    equivalent shares outstanding                            3,794,478    3,503,329     4,128,821

Net income                                                    $306,810   $1,798,267    $2,947,301

Fully diluted net income per common share                        $0.08        $0.51         $0.71


    The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.

                                                                   EXHIBIT 23.1
                     CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of Computational Systems, Inc. on Form S-8 of our report dated February 1, 1996, on our audits of the consolidated financial statements and financial statement schedules of Computational Systems, Inc. as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.

                                                       COOPERS & LYBRAND L.L.P.

Knoxville, Tennessee
February 27, 1996