Form 10-Q
period 1996-03-31
COMPUTATIONAL SYSTEMS INC
filed 1996-04-26
CIK 947483

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 1996


                     Commission file number 0-26596


                  Computational Systems, Incorporated
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)



         Tennessee                                               62-1198047
- - -----------------------------                          -------------------------
(State or Other Jurisdiction                                (I.R.S. Employer
   of Incorporation or                                      Identification No.)
     Organization)

    835 Innovation Drive
    Knoxville, Tennessee                                           37932
- - -----------------------------                          -------------------------
  (Address of Principal                                         (Zip Code)
    Executive Office)

Registrant's Telephone Number, Including Area Code:          (423) 675-2110




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

    Common Stock outstanding - 4,785,264 shares at April 25, 1996

                      PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.
- - -------------------------------------------------------------------

Consolidated Condensed Balance Sheets



Consolidated Condensed Statements of Operations



Consolidated Condensed Statements of Cash Flows



Notes to Consolidated Condensed Financial Statements




              COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 MARCH 31,     DECEMBER 31,
                                                   1996           1995
                                               (unaudited)
                                               -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                    $ 8,560,870     $ 8,824,332
  Accounts receivable, less allowance
    for doubtful accounts                        9,426,601       9,980,006
  Inventories                                    3,829,031       3,623,124
  Other current assets                           1,188,782       1,102,369
                                               -----------     -----------
     Total current assets                       23,005,284      23,529,831
                                               -----------     -----------
Property, plant and equipment:
  Land                                             729,204         729,204
  Building and improvements                      4,503,622       4,488,421
  Equipment and furniture                        7,940,805       6,850,428
                                               -----------     -----------
                                                13,173,631      12,068,053
  Less accumulated depreciation                 (4,449,785)     (4,129,812)
                                               -----------     -----------
     Total property, plant and equipment, net    8,723,846       7,938,241
                                               -----------     -----------
Other assets, including intangibles                719,141         682,701
                                               -----------     -----------
Total assets                                    32,448,271      32,150,773
                                               ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt              18,771          18,377
  Accounts payable and other current liabilities 2,923,217       2,610,363
  Accrued liabilities                            3,880,227       4,469,251
                                               -----------     -----------
     Total current liabilities                   6,822,215       7,097,991
Long-term debt, less current maturities              6,957          13,172
Deferred maintenance contract revenue              530,042         512,159
                                               -----------     -----------
     Total liabilities                           7,359,214       7,623,322
                                               ===========     ===========
Shareholders' equity:
  Common stock, no par value, 50,000,000
    shares authorized, 4,763,264 and
    4,743,209 shares issued and outstanding
    in 1996 and 1995, respectively              15,518,802      15,459,192
  Additional paid-in capital                       815,862         815,862
  Retained earnings                              8,754,393       8,252,397
                                               -----------     -----------
     Total shareholders' equity                 25,089,057      24,527,451
                                               -----------     -----------
Total liabilities and shareholders' equity     $32,448,271     $32,150,773
                                               ===========     ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

         COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                   Three Months Ended
                                                 March 31,       March 31,
                                                   1996            1995
                                               -----------     -----------
Revenues, net:
   Product                                      $7,932,848      $7,032,959
   Services                                      2,798,445       2,321,521
                                               -----------     -----------
                                                10,731,293       9,354,480
                                               -----------     -----------
Cost of revenues:
   Product                                       2,316,055       2,398,507
   Services                                      2,180,255       1,729,581
                                               -----------     -----------
                                                 4,496,310       4,128,088
                                               -----------     -----------

Gross margin                                     6,234,983       5,226,392
                                               -----------     -----------
Costs and expenses:
   Selling , general and administrative          4,355,000       3,593,320
   Research & development                        1,206,196       1,078,435
                                               -----------     -----------
                                                 5,561,196       4,671,755
                                               -----------     -----------
Income from operations                             673,787         554,637
                                               -----------     -----------
Other income (expense)
   Interest expense                                 (1,146)       (145,134)
   Interest income                                 117,589          28,850
   Other income (expense), net                      (5,859)             22
                                               -----------     -----------
                                                   110,584        (116,262)
                                               -----------     -----------
Income before taxes                                784,371         438,375

Provision for income taxes                         282,375         157,815
                                               -----------     -----------
Income after taxes                                $501,996        $280,560
                                               ===========     ===========
Earnings per share                                   $0.10           $0.08

Weighted average shares and equivalents
   outstanding                                   5,018,945       3,540,848
                                               ===========     ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

         COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                        Three Months Ended
                                                      March 31,     March 31,
                                                        1996          1995
                                                     ----------    ----------
Cash flows from operating activities:
    Net income                                         $501,996      $280,560
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                     403,656       275,325
      Deferred income taxes                            (176,000)      (65,000)
      Changes in operating assets and liabilities:
        Accounts receivable                             553,405        57,366
        Income taxes refundable (payable)               (72,073)     (226,673)
        Inventories                                    (264,864)       97,739
        Prepaids                                         71,587         7,911
        Other assets                                    (40,703)       (3,057)
        Accounts payable                                (16,760)     (183,973)
        Accrued liabilities                            (516,951)     (219,582)
        Deferred maintenance contract revenue           347,497       232,891
                                                     ----------    ----------
         Net cash provided by operating activities      790,790       253,507
                                                     ----------    ----------

Cash flows from investing activities:
    Purchase of property, plant and equipment        (1,108,041)     (585,313)
    Notes receivable from shareholders                  ------        (10,712)
                                                     ----------    ----------
         Net cash used in investing activities       (1,108,041)     (596,025)
                                                     ----------    ----------

Cash flows from financing activities:
    Net borrowings under (repayments on)
        line of credit                                 ------         414,000
    Repayments of long-term debt                         (5,821)      (45,091)
    Proceeds from issuance of common stock               59,610       123,770
    Purchases of common stock                          ------         (22,760)
    Checks outstanding in excess of bank balances      ------         (43,388)
                                                     ----------    ----------
         Net cash provided by financing activities       53,789       426,531
                                                     ----------    ----------

Net increase (decrease) in cash and cash equivalents   (263,462)       84,013
Cash and cash equivalents, at beginning of period     8,824,332       -----
                                                     ----------    ----------
Cash and cash equivalents, at end of period          $8,560,870       $84,013
                                                     ==========    ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS:

    Information in the accompanying financial statements and notes to the financial statements for the interim periods is unaudited. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for December 31, 1995.

2. INVENTORIES:

	Inventories consist of the following:
                                                 March 31,     December 31,
                                                   1996           1995
                                                ----------     ----------
                                                (Unaudited)

Raw Materials                                   $1,834,384     $1,835,885
Work in-process                                    875,706        736,109
Finished goods, net                              1,118,941      1,051,130
                                                ----------     ----------
                                                $3,829,031     $3,623,124
                                                ==========     ==========


3. CASH FLOW INFORMATION:

                                                 March 31,      March 31,
                                                   1996           1995
                                                ----------     -----------
                                                (Unaudited)
Supplemental disclosures of cash flows:
Interest paid                                   $    1,473     $   121,655
                                                ==========     ===========

Income taxes paid, net                          $  461,899     $   400,000
                                                ==========     ===========

4.  RESEARCH AND DEVELOPMENT:

    Research and development costs are expensed as incurred. Costs incurred in developing a product during the period that begins when the product's technological feasibility has been established and ending when the product is available for general release are capitalized and amortized over the economic life of the product. Historically such costs have not been material.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1996 and March 31, 1995

    Revenues, Net.   Total revenues increased 14.7% in the three months ended
March 31, 1996 ("the 1996 quater") to $10.7 million, compared to $9.4 million during the three months ended March 31, 1995 ("the 1995 quarter"). Revenues from the sale of products increased 12.8% to $7.9 million in the 1996 quarter from $7.0 million in the 1995 quarter. The increase in product revenues is due primarily to market acceptance of a balancing product which was introduced in the 1995 quarter and the introduction of a new motor product in the 1996 quarter. Service revenues increased 20.6% to $2.8 million in the 1996 quarter from $2.3 million in the 1995 quarter primarily as a result of the opening of an oil analysis lab in Knoxville as well as an increased emphasis in the maintenance contracts area.

    Cost of Revenue.   Total costs of revenues increased 8.9% to $4.5 million in
the 1996 quarter from $4.1 million in the 1995 quarter. As a percentage of net revenues, total cost of revenue decreased from 44.1% in the 1995 quarter to 41.9% in the 1996 quarter. Product costs decreased 3.4% to $2.3 million in the 1996 quarter from $2.4 million in the 1995 quarter primarily due to favorable pricing that resulted from purchasing negotiations, decreased labor hours required in the manufacturing process and other efficiencies and improvements which were derived from the Company's ISO 9002 processes. Service costs increased 26.1% to $2.2 million in the 1996 quarter from $1.7 million in the 1995 quarter primarily due to an increase in the number of field service locations. Services costs associated with the Company's service business are accounted for almost entirely in cost of revenue.

    Selling, General and Administrative.    SG&A expense increased 21.2% to
$4.4 million in the 1996 quarter from $3.6 million in the 1995 quarter. The increase was due primarily to an increase in market development expenditures such as an increase in the number of marketing regions and related personnel, as well as the continuing shift from independent sales representatives to employee sales representatives. SG&A expense, as a percentage of net revenues, increased to 40.6% in the 1996 quarter from 38.4% in the 1995 quarter.

    Research and Development.    Research and development expenses increased by
$127,761 or 11.8% to $1.2 million in the 1996 quarter from $1.1 million in the 1995 quarter, reflecting net additions to the Company's staff in support of a more diverse product line. As a percentage of net product revenues, however, research and development expenses declined to 15.2% in the 1996 quarter from 15.3% in the 1995 quarter.

    Income from Operations.    Income from operations for the 1996 quarter
increased 21.5% to $673,787 or 6.3% of net revenue, from $554,637, or 5.9% of
net revenue, in the 1995 quarter.   Total operating expenses increased by
$889,441 or 19.0% to $5.6 million in the 1996 quarter from $4.7 million in the 1995 quarter.

    Interest Expense/Income.    Interest expense decreased in the 1996 quarter
to $1,146 from $145,134 in the 1995 quarter, primarily as a result of the retirement of debt and the line of credit from the proceeds of the Company's Initial Public Offering (IPO) in August 1995. Interest income increased 307.6% in the 1996 quarter to $117,589 from $28,850 in the 1995 quarter due to proceeds from the IPO being invested in short-term government securities that bear interest at approximately 5% per anum.

    Income Taxes.    The Company's effective tax rate for the 1996 and 1995
quarters was approximately 36.0%.


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

    Net cash provided by operating activities in the 1996 quarter increased to $790,790 from $253,507 in the 1995 quarter primarily due to increases in net income and collections of accounts receivable that were directly related to a 15% increase in sales and increases in accrued liabilities that reflect the higher level of business activity. Investing activities primarily include additions to property, plant and equipment.

    The Company maintains a bank line of credit that provides for borrowings of up to $4.0 million based on a current ratio of 1.25 or better and bears interest at the lender's base rate.

    The Company's total liabilities decreased to $7.4 million as of March 31,1996 as compared to $7.6 million as of December 31, 1995 due to the reversal of various 1995 accrued expenses.

    Although the Company has presently neither acquisition agreements nor arrangements, the Company may in the future make strategic acquisitions of other providers of maintenance products or services using stock, cash, debt or a combination thereof. Depending on the terms of the acquisition, the Company may need to incur additional indebtedness or issue equity securities to make any such acquisition.

    The Company routinely engages in transactions in foreign countries. Substantially all of the Company's transactions are denominated in U.S. currency, thereby limiting the Company's exposure to fluctuations in foreign currency exchange rates.

Results of Operations

The following table sets forth the percentage relationships to net revenues of certain statements of operations data, for the periods indicated.


                          Percentage of Revenues, Net

                                                      Three Months Ended

                                                   March 31,   March 31,
                                                     1996        1995
                                                   --------    --------
Revenues, net:
    Product                                           73.9%       75.2%
    Services                                          26.1%       24.8%
                                                   --------    --------
    Total                                            100.0%      100.0%

Cost of revenues:
    Product                                           21.6%       25.6%
    Services                                          20.3%       18.5%
                                                   --------    --------
    Total                                             41.9%       44.1%

Gross margin                                          58.1%       55.9%

Operating expenses:
    Selling , general and administrative              40.6%       38.4%
    Research & development                            11.2%       11.5%
                                                   --------    --------
    Total                                             51.8%       49.9%
                                                   --------    --------
Income from operations                                 6.3%        6.0%

Other income (expense)
    Interest expense                                  -0.0%       -1.6%
    Interest income                                    1.1%        0.3%
    Other income (expense), net                       -0.1%        0.0%
                                                   --------    --------
    Total                                              1.0%       -1.3%
                                                   --------    --------
Income before provision for income taxes               7.3%        4.7%
                                                   --------    --------
Provision for income taxes                             2.6%        1.7%
                                                   --------    --------
Net income                                             4.7%        3.0%
                                                   ========    ========

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -------------------------------------------------------------------------------

	(a)	Exhibits:

        (11)    Statement re: computation of per share earnings


    (b) No reports on Form 8-K were filed for the quarter ended March 31, 1996

                                      SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPUTATIONAL SYSTEMS, INCORPORATED



Date:                                       By:     /s/Ronald G. Canada
                                            -----------------------------------
                                               Ronald G. Canada, Chairman and
                                               Chief Executive Officer

                                            By:     /s/Bryan J. Collier
                                            -----------------------------------
                                               Bryan J. Collier, Vice President
                                               of Finance and Chief Financial
                                               Officer

Exhibit Index

                                                                    Sequential
    Item                    Description                              Page No.
- - -------------    -----------------------------------------------    ----------


    (11)         Statement re: Computation of per share earnings

EXHIBIT 11 - EARNINGS PER SHARE

                                                          THREE MONTHS ENDED
                                                       -----------------------
                                                        MARCH 31,    MARCH 31,
                                                          1996         1995
                                                       ----------   ----------
PRIMARY:

Weighted average number of common shares outstanding    4,752,611    3,352,040

Net effect of dilutive stock options based on the
  treasury stock method using the average market
  price                                                   266,334      188,808
                                                       ----------   ----------
Weighted average number of common and common
  equivalent shares outstanding                         5,018,945    3,540,848
                                                       ==========   ==========
Net income                                               $501,996     $280,560

Primary net income per common share as reported             $0.10        $0.08



FULLY DILUTED:

Weighted average number of common shares outstanding    4,752,611    3,352,040

Net effect of dilutive stock options based on the
  treasury stock method using the period-end market
  price if higher than average price                      272,174      188,808
                                                       ----------   ----------
Weighted average number of common and common
  equivalent shares outstanding                         5,024,785    3,540,848
                                                       ==========   ==========
Net income                                               $501,996     $280,560

Fully diluted net income per common share as reported       $0.10        $0.08

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.