Form 10-Q
period 1996-06-30
COMPUTATIONAL SYSTEMS INC
filed 1996-07-23
CIK 947483

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1996


                      Commission file number 0-26596


                    Computational Systems, Incorporated
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)



           Tennessee                                62-1198047
- -------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

       835 Innovation Drive
       Knoxville, Tennessee                              37932
- ---------------------------------------                ----------
(Address of Principal Executive Office)                (Zip Code)


Registrant's Telephone Number, Including Area Code:   (423) 675-2110




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No

    Common Stock outstanding - 4,832,479 shares at July 19, 1996









Page 1 of   pages.
Exhibit Index on page     .

                      PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements
- -------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets



Consolidated Condensed Statements of Income



Consolidated Condensed Statements of Cash Flows



Notes to Consolidated Condensed Financial Statements



        COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   JUNE 30,        DECEMBER 31,
                                                     1996             1995
                                                 -----------       ------------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $8,867,085         $8,824,332
  Accounts receivable, less allowance for
     doubtful accounts                             9,278,928          9,980,006
  Inventories                                      3,802,374          3,623,124
  Other current assets                             1,227,782          1,102,369
                                                  ----------         ----------
      Total current assets                        23,176,169         23,529,831
                                                  ----------         ----------
Property, plant and equipment:
  Land                                               729,204            729,204
  Building and improvements                        4,508,040          4,488,421
  Equipment and furniture                          9,962,987          6,850,428
                                                  ----------         ----------
                                                  15,200,231         12,068,053
  Less accumulated depreciation                   (5,132,470)        (4,129,812)
                                                  ----------         ----------
      Total property, plant and equipment, net    10,067,761          7,938,241
                                                  ----------         ----------
Other assets, including intangibles                  781,237            682,701
                                                  ----------         ----------
      Total assets                                34,025,167         32,150,773
                                                  ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                18,903             18,377
  Accounts payable and other current liabilities   2,699,879          2,610,363
  Accrued liabilities                              4,466,801          4,469,251
                                                  ----------         ----------
      Total current liabilities                    7,185,583          7,097,991
Long-term debt, less current maturities                3,652             13,172
Deferred maintenance contract revenue                576,730            512,159
                                                  ----------         ----------
      Total liabilities                            7,765,965          7,623,322
                                                  ==========         ==========
Shareholders' equity:
  Common stock, no par value, 50,000,000 shares
     authorized, 4,813,773 and 4,743,209 shares
     issued and outstanding in 1996 and 1995,
     respectively                                 15,738,949         15,459,192
  Additional paid-in capital                         815,862            815,862
  Retained earnings                                9,704,391          8,252,397
                                                  ----------         ----------
      Total shareholders' equity                  26,259,202         24,527,451
                                                  ----------         ----------
Total liabilities and shareholders' equity       $34,025,167        $32,150,773
                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

             COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                           Three Months Ended          Six Months Ended
                                         -----------------------   --------------------------
                                          June 30,     June 30,      June 30,      June 30,
                                            1996         1995          1996          1995
                                         ----------   ----------   -----------   -----------
Revenues, net:
   Product                               $8,354,790   $7,420,511   $16,287,638   $14,453,470
   Services                               2,854,602    2,258,105     5,653,047     4,579,626
                                         ----------   ----------   -----------   -----------
                                         11,209,392    9,678,616    21,940,685    19,033,096
Cost of revenues:
   Product                                2,014,666    2,190,189     4,330,721     4,588,694
   Services                               2,299,255    1,732,532     4,479,510     3,462,115
                                         ----------   ----------   -----------   -----------
                                          4,313,921    3,922,721     8,810,231     8,050,809

Gross margin                              6,895,471    5,755,895    13,130,454    10,982,287
                                         ----------   ----------   -----------   -----------
Costs and expenses
   Selling , general and administrative   4,224,642    3,548,772     8,579,642     7,142,092
   Research & development                 1,325,457    1,151,393     2,531,653     2,229,828
                                         ----------   ----------   -----------   -----------
                                          5,550,099    4,700,165    11,111,295     9,371,920
                                         ----------   ----------   -----------   -----------
Income from operations                    1,345,372    1,055,730     2,019,159     1,610,367
Other income (expense)
   Interest expense                            (221)    (145,510)       (1,366)     (290,644)
   Interest income                          134,872       15,477       252,460        44,327
   Other income (expense), net                4,347        1,185        (1,512)        1,207
                                         ----------   ----------   -----------   -----------
                                            138,998     (128,848)      249,582     (245,110)
                                         ----------   ----------   -----------   -----------
Income before taxes                       1,484,370      926,882     2,268,741     1,365,257

Provision for taxes                         534,374      333,678       816,749       491,493
                                         ----------   ----------   -----------   -----------
Net Income                                 $949,996     $593,204    $1,451,992      $873,764
                                         ==========   ==========   ===========   ===========
Earnings per share                            $0.19        $0.17         $0.29         $0.24

Weighted Average Shares Outstanding       5,068,388    3,539,886     5,047,363     3,652,730
                                         ==========   ==========   ===========   ===========

The accompanying notes are an integral part of these consolidated condensed financial statements

             COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                          Six Months Ended
                                                      -------------------------
                                                       June 30,        June 30,
                                                         1996            1995
                                                      ----------      ---------
Cash flows from operating activities:
    Net income                                        $1,451,992       $873,764
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                  1,120,084        489,581
        Deferred income taxes                           (176,000)       (21,000)
		Changes in operating assets and liabilities:
            Accounts receivable                          701,078        460,766
            Income taxes refundable (payable)             66,306       (272,000)
            Inventories                                 (374,029)       (47,746)
            Prepaids                                      32,587       (130,907)
            Other assets                                (170,062)        (2,347)
            Accounts payable                            (323,789)        (6,015)
            Accrued liabilities                          (68,756)       332,890
            Deferred maintenance contract revenue        477,876        287,755
                                                      ----------      ---------
            Net cash provided by operating activities  2,737,287      1,964,741
                                                      ----------      ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment         (2,965,297)      (996,123)
    Notes receivable from shareholders                  ------          245,756
                                                      ----------      ---------
            Net cash used in investing activities     (2,965,297)      (750,367)
                                                      ----------      ---------
Cash flows from financing activities:
    Net borrowings under (repayments on) line of
    credit                                               -----       (1,290,614)
    Repayments of long-term debt                          (8,994)       (73,649)
    Proceeds from issuance of common stock               279,757        231,530
    Purchases of common stock                            -----          (27,840)
    Checks outstanding in excess of bank balances        -----          (43,338)
                                                      ----------      ---------
            Net cash provided (used) by financing
              activities                                 270,763     (1,203,911)
                                                      ----------      ---------
Net increase (decrease) in cash and cash equivalents      42,753         10,463
Cash and cash equivalents, at beginning of period      8,824,332        -----
                                                      ----------      ---------
Cash and cash equivalents, at end of period           $8,867,085        $10,463
                                                      ==========      =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS:

     Information in the accompanying financial statements and notes to the financial statements for the interim periods is unaudited. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for December 31, 1995.

2. INVENTORIES:

	Inventories consist of the following:

                                     June 30,    December 31,
                                       1996         1995
                                    ----------   -----------
                                   (Unaudited)
Raw Materials                       $1,778,319    $1,835,885
Work in-process                        981,775       736,109
Finished goods, net                  1,042,280     1,051,130
                                    ----------   -----------
                                    $3,802,374    $3,623,124

3.  DEBT:

    On June 14, 1996 the Company entered into an Amended and Restated Credit Agreement (Agreement) with two banks for a line of credit with available borrowings up to $12,000,000. The Agreement expires on April 30, 1999. Borrowings under the Agreement bear interest either at the bank's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company's discretion. As of June 30, 1996, there have been no borrowings under the new Agreement. The Company's debt agreement contains certain financial and operational covenants which, among other things, require the Company to maintain minimum tangible net worth and working capital levels and meet certain financial statement ratios.

4. CASH FLOW INFORMATION:

                                                June 30,          June 30,
                                                  1996              1995
                                              (Unaudited)       (Unaudited)
                                              ----------        ----------
Supplemental disclosures of cash flows:
Interest paid                                  $   1,693         $ 290,644
                                              ==========        ==========
Income taxes paid, net                         $ 857,894         $ 740,000
                                              ==========        ==========

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     REVENUES, NET.   Total revenues increased 15.8% in the three months
ended June 30, 1996 ("the 1996 period") to $11.2 million, compared to $9.7 million in the three months ended June 30, 1995 ("the 1995 period"). Revenues from the sale of products increased 12.6% to $8.4 million in the 1996 period from $7.4 million in the 1995 period. The increase in product revenues is due primarily to the introduction of our two-channel 2120 analyzer in early 1996. Service revenues increased 26.4% to $2.8 million in the 1996 period from $2.3 million in the 1995 period primarily as a result of the increased acceptance of Tribology services, the addition of new training centers and an increased emphasis in the maintenance contracts area due to greater sales support.

     COST OF REVENUE.   Total costs of revenues increased 10.0% to $4.3
million in the 1996 period from $3.9 million in the 1995 period. As a percentage of net revenues, total cost of revenue decreased from 40.5% in the 1995 period to 38.5% in the 1996 period. Product costs decreased 8.0% to $2.0 million in the 1996 period from $2.2 million in the 1995 period primarily due to favorable pricing that resulted from the use of blanket purchase orders causing a reduction of standard costs. In addition, labor hours required in the manufacturing process decreased due to improved technologies, while other efficiencies and improvements were derived from the Company's ISO 9002 processes. Service costs increased 32.7% to $2.3 million in the 1996 period from $1.7 million in the 1995 period. As a percentage of service revenues, service costs increased 3.8 basis points from 76.7% in 1995 to 80.5% in 1996. This is due primarily to the front-end loaded cost of establishing an increased number of field service locations, the addition of eighteen field service reps and the opening of two new training facilities in 1996 in San Diego, CA and Detroit, MI. Costs associated with the Company's service business are accounted for almost entirely in cost of revenue.

     SELLING, GENERAL and ADMINISTRATIVE.    SG&A expense increased 19.0% to
$4.2 million in the 1996 period from $3.5 million in the 1995 period. The increase was due primarily to an increase in market development expenditures such as an increase in sales and administration personnel and higher commission expenses due to the increased sales. SG&A expense, as a percentage of net revenues, increased to 37.7% in the 1996 period from 36.7% in the 1995 period.

     RESEARCH AND DEVELOPMENT.    Research and development expenses increased
by $200,000 or 15.1% to $1.3 million in the 1996 period from $1.1 million in the 1995 period, reflecting nine additions to the Company's staff in support of a more diverse product line. As a percentage of net product revenues, research and development expenses declined to 11.8% in the 1996 period from 11.9% in the 1995 period.

     INCOME FROM OPERATIONS.    Income from operations for the 1996 period
increased 27.4% to $1.3 million or 12.0% of net revenue, from $1.1 million, or
10.9% of net revenue, in the 1995 period.   Total operating expenses increased
by 18.1%.

     INTEREST EXPENSE/INCOME.    Interest expense decreased from approximately
$145,000 in the 1995 period to less than $1,000 in the 1996 period, primarily as a result of the retirement of debt and borrowings under the line of credit from the proceeds of the Company's Initial Public Offering (IPO) in August 1995. Interest income increased 771.4% in the 1996 period to $135,000 from $15,000 in the 1995 period due to proceeds from the IPO being invested in short-term government securities that bear interest at approximately 5% per anum.

     INCOME TAXES.    The Company's effective tax rate for the 1995 and 1996
periods was approximately 36%.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     REVENUES, NET.   Total revenues increased 15.3% in the 1996 period to
$21.9 million, compared to $19.0 million in the 1995 period. Revenues from the sale of products increased 12.7% to $16.3 million in the 1996 period from $14.4 million in the 1995 period. The increase in product revenues is due primarily to the introduction of our two-channel 2120 analyzer in early 1996 and our corrective products in the fall of 1995. Service revenues increased 23.4% to $5.6 million in the 1996 period from $4.6 million in the 1995 period primarily as a result of the increased acceptance of Tribology services as well as an increased emphasis in the maintenance contracts area due to greater sales support.

     COST OF REVENUE.   Total costs of revenues increased 9.4% to $8.8
million in the 1996 period from $8.1 million in the 1995 period. As a percentage of net revenues, total cost of revenue decreased from 42.3% in the 1995 period to 40.2% in the 1996 period. Product costs decreased 5.6% to $4.3 million in the 1996 period from $4.6 million in the 1995 period primarily due to favorable pricing that resulted from the use of blanket purchase orders causing a reduction of standard costs, decreased labor hours required in the manufacturing process due to improved technologies, while other efficiencies and improvements were derived from the Company's ISO 9002 processes. Service costs increased 29.4% to $4.5 million in the 1996 period from $3.5 million in the 1995 period. As a percentage of service revenues, service costs increased
3.6 basis points from 75.6% in 1995 to 79.2% in 1996. This is due primarily to the front-end loaded cost of establishing an increased number of field service locations, the addition of eighteen field service reps and the opening of two new training facilities in 1996 in San Diego, CA and Detroit, MI.
Costs associated with the Company's service business are accounted for almost entirely in cost of revenue.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expense increased 20.1% to $8.6 million in the 1996 period from $7.1 million in the 1995 period. The increase was due primarily to an increase in market development expenditures such as an increase in sales and administration personnel and higher commission expense due to increased sales. SG&A expense, as a percentage of net revenues, increased to 39.1% in the 1996 period from 37.5% in the 1995 period.

     RESEARCH AND DEVELOPMENT.    Research and development expenses increased
by $302,000 or 13.5% to $2.5 million in the 1996 period from $2.2 million in the 1995 period, reflecting net additions to the Company's staff in support of a more diverse product line. As a percentage of net product revenues, however, research and development expenses declined to 11.5% in the 1996 period from 11.7% in the 1995 period.

     INCOME FROM OPERATIONS.    Income from operations for the 1996 period
increased 25.4% to $2.0 million or 9.2% of net revenue, from $1.6 million, or
8.5% of net revenue, in the 1995 period.   Total operating expenses increased
by 18.6%.

     INTEREST EXPENSE/INCOME.    Interest expense decreased from $291,000 in
the 1995 period to approximately $1,000 in the 1996 period, primarily as a result of the retirement of debt and borrowings under the line of credit from the proceeds of the Company's Initial Public Offering (IPO) in August 1995. Interest income increased 469.5% in the 1996 period to $252,000 from $44,000 in the 1995 period due to proceeds from the IPO being invested in short-term government securities that bear interest at approximately 5% per anum.

     INCOME TAXES.    The Company's effective tax rate for the 1995 and 1996
periods was approximately 36%.


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

     Net cash provided by operating activities in the first six months of 1996 increased to $2.7 million from $2.0 million in the first six months of 1995 primarily due to an increase in net income that reflects the higher level of business activity. Investing activities primarily include additions to property, plant and equipment.

     On June 14, 1996, the Company entered into an Amended and Restated Credit Agreement (Agreement) with two banks for a line of credit with available borrowings up to $12,000,000. The Agreement expires on April 30, 1999. Borrowings under the Agreement bear interest either at the bank's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company's discretion. As of June 30, 1996, there have been no borrowings under the new Agreement. The Company's debt agreement contains certain financial and operational covenants which, among other things, require the Company to maintain minimum tangible net worth and working capital levels and meet certain financial statement ratios.

     The Company's total liabilities decreased to $7.8 million as of June 30,1996 as compared to $11.8 million as of June 30, 1995 due to the extinguishment of long-term debt and line of credit from the proceeds of the IPO. Of the $14.1 million net proceeds of the Company's IPO, approximately $4.4 million was used to pay off the Company's long-term debt and line of credit.

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

The following table sets forth the percentage relationships to net revenues of certain statements of income data, for the periods indicated.

                                               Percentage of Revenues, Net
                                               ---------------------------
                                         Three Months Ended      Six Months Ended
                                         ------------------     ------------------
                                         June 30,   June 30,    June 30,   June 30,
                                           1996       1995        1996       1995
                                         -------    -------     -------    -------
Revenues, net:
    Product                               74.5%       76.7%       74.2%      75.9%
    Services                              25.5%       23.3%       25.8%      24.1%
                                         -------    -------     -------    -------
    Total                                100.0%      100.0%      100.0%     100.0%

Cost of revenues:
    Product                               18.0%       22.6%       19.8%      24.1%
    Services                              20.5%       17.9%       20.4%      18.2%
                                         -------    -------     -------    -------
    Total                                 38.5%       40.5%       40.2%      42.3%

Gross margin                              61.5%       59.5%       59.8%      57.7%

Operating expenses:
    Selling , general and administrative  37.7%       36.7%       39.1%      37.5%
    Research & development                11.8%       11.9%       11.5%      11.7%
                                         -------    -------     -------    -------
    Total                                 49.5%       48.6%       50.6%      49.2%
                                         -------    -------     -------    -------
Income from operations                    12.0%       10.9%        9.2%       8.5%

Other income (expense)
    Interest expense                      -0.0%       -1.5%       -0.0%      -1.5%
    Interest income                        1.2%        0.2%        1.1%       0.2%
    Other income (expense), net            0.0%        0.0%        0.0%       0.0%
                                         -------    -------     -------    -------
    Total                                  1.2%       -1.3%        1.1%      -1.3%
                                         -------    -------     -------    -------
Income before provision for income taxes  13.2%        9.6%       10.3%       7.2%

Provision for income taxes                 4.8%        3.4%        3.7%       2.6%

Net income                                 8.5%        6.1%        6.6%       4.6%

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -------------------------------------------------------------------------------

	(a)	Exhibits:

        (10) Amended and Restated Credit Agreement with First American National Bank and NationsBank of Tennessee

        (11)    Statement re: Computation of per share earnings


	(b)	No reports on Form 8-K were filed for the quarter ended June 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPUTATIONAL SYSTEMS, INCORPORATED


Date:   July 23, 1996                   By:         /s/ Ronald G. Canada
                                            -----------------------------------
                                                Ronald G. Canada,  Chairman and
                                                Chief Executive Officer

                                        By:          /s/ Bryan J. Collier
                                            -----------------------------------
                                            Bryan J. Collier, Vice President of
                                            Finance and Chief Financial Officer

                                   EXHIBIT INDEX

                                                                     Sequential
    Item                       Description                            Page No.
   ------        --------------------------------------------        ----------

    (10)         Amended and Restated Credit Agreement with
                 First American National Bank and NationsBank of Tennessee

    (11)         Statement re: Computation of per share earnings

EXHIBIT 10



 =============================================================








                           $12,000,000


              AMENDED AND RESTATED CREDIT AGREEMENT


                    Dated as of June 14, 1996



                              Among



               COMPUTATIONAL SYSTEMS, INCORPORATED
                         (as "Borrower")


                     The Banks Listed Herein


                               and


                   FIRST AMERICAN NATIONAL BANK
               as Loan Administrator for the Banks










 ===============================================================

                        TABLE OF CONTENTS

ARTICLE I

                              LOANS

     SECTION 1.01.  Commitment.. . . . . . . . . . . . . . . .  1
     SECTION 1.02.  Funding Loans. . . . . . . . . . . . . . .  1
     SECTION 1.03.  Notes; Principal Payments. . . . . . . . .  2
     SECTION 1.04.  Interest.. . . . . . . . . . . . . . . . .  3
     SECTION 1.05.  Facility Fee; Commitment Fee; Termination
          and Reduction of Commitments.. . . . . . . . . . . .  3
     SECTION 1.06.  Additional Interest; Alternate Rate of
          Interest; Maximum Interest Rate. . . . . . . . . . .  4
     SECTION 1.07.  Continuation and Conversion of Loans.. . .  5
     SECTION 1.08.  Optional Payment/Prepayment of Loans.. . .  6
     SECTION 1.09.  Manner of Payment. . . . . . . . . . . . .  7
     SECTION 1.10.  Indemnity for LIBOR Loans. . . . . . . . .  7
     SECTION 1.11.  Reasonableness of Increased Costs. . . . .  8
     SECTION 1.12.  Pro Rata Treatment.. . . . . . . . . . . .  8
     SECTION 1.13.  Certain Notices. . . . . . . . . . . . . .  8
     SECTION 1.14.  Borrowing Base and Other Restrictions. . .  9

ARTICLE II

                    COLLATERAL AND GUARANTIES

     SECTION 2.01.  Secured Obligations. . . . . . . . . . . . 10
     SECTION 2.02.  No Guaranty. . . . . . . . . . . . . . . . 10
     SECTION 2.03.  Loan Documents . . . . . . . . . . . . . . 10

ARTICLE III

                      CONDITIONS OF LENDING

     SECTION 3.01.  Initial Loans. . . . . . . . . . . . . . . 10
     SECTION 3.02.  All Loans. . . . . . . . . . . . . . . . . 10

ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES

     SECTION 4.01.  Organization; Powers; Qualification. . . . 11
     SECTION 4.02.  Authorization; Enforceability. . . . . . . 11
     SECTION 4.03.  Consents and Approvals.. . . . . . . . . . 12
     SECTION 4.04.  Financial Statements.. . . . . . . . . . . 12
     SECTION 4.05.  No Material Adverse Change.. . . . . . . . 12
     SECTION 4.06.  Subsidiaries . . . . . . . . . . . . . . . 12
     SECTION 4.07.  Litigation.. . . . . . . . . . . . . . . . 13
     SECTION 4.08.  Tax Returns. . . . . . . . . . . . . . . . 13
     SECTION 4.09.  Properties.. . . . . . . . . . . . . . . . 13
     SECTION 4.10.  Employee Benefit Plans.. . . . . . . . . . 13

     SECTION 4.11.  Government Regulation. . . . . . . . . . . 14
     SECTION 4.12.  Margin Stock.. . . . . . . . . . . . . . . 14
     SECTION 4.13.  No Material Misstatements. . . . . . . . . 14
     SECTION 4.14.  Patents, Trademarks, etc.. . . . . . . . . 14
     SECTION 4.15.  Hazardous Wastes.. . . . . . . . . . . . . 15
     SECTION 4.16.  No Brokers or Finders. . . . . . . . . . . 15
     SECTION 4.17.  No Default of Indebtedness; Solvency.. . . 15
     SECTION 4.18.  Agreements.. . . . . . . . . . . . . . . . 15
     SECTION 4.19.  Compliance with Law. . . . . . . . . . . . 16
     SECTION 4.20.  Labor Controversies. . . . . . . . . . . . 16

ARTICLE V

                      AFFIRMATIVE COVENANTS

     SECTION 5.01.  Corporate Existence and Maintenance of
          Properties. . . . . . . . . . . . . . . . . . . . .  16
     SECTION 5.02.  Compliance with Laws.. . . . . . . . . . . 16
     SECTION 5.03.  Insurance. . . . . . . . . . . . . . . . . 17
     SECTION 5.04.  Obligations and Taxes. . . . . . . . . . . 17
     SECTION 5.05.  Accounting Methods and Financial Records.. 18
     SECTION 5.06.  Financial Statements, Certificates, Reports
          and Auditors.. . . . . . . . . . . . . . . . . . . . 18
     SECTION 5.07.  Access to Premises and Records.. . . . . . 19
     SECTION 5.08.  Notice of Default. . . . . . . . . . . . . 19
     SECTION 5.09.  Notice of Litigation.. . . . . . . . . . . 20
     SECTION 5.10.  Notice of Strikes, Labor Controversies,
          etc. . . . . . . . . . . . . . . . . . . . . . . . . 20
     SECTION 5.11.  Update of Subsidiaries . . . . . . . . . . 20
     SECTION 5.12.  Acquisition Target Stock Pledge. . . . . . 20

ARTICLE VI

                        NEGATIVE COVENANTS

     SECTION 6.01.  Liens. . . . . . . . . . . . . . . . . . . 20
     SECTION 6.02.  Indebtedness.. . . . . . . . . . . . . . . 22
     SECTION 6.03.  Liquidation, Sale of Assets, Acquisitions and
          Mergers. . . . . . . . . . . . . . . . . . . . . . . 22
     SECTION 6.04.  Investments. . . . . . . . . . . . . . . . 23
     SECTION 6.05.  Guarantees.. . . . . . . . . . . . . . . . 24
     SECTION 6.06.  Breach or Violation. . . . . . . . . . . . 24
     SECTION 6.07.  Use of Proceeds. . . . . . . . . . . . . . 24
     SECTION 6.08.  Transactions with Affiliates.. . . . . . . 24
     SECTION 6.09.  Restrictive Covenants. . . . . . . . . . . 24
     SECTION 6.10.  Increase in Benefits; New Plans. . . . . . 25
     SECTION 6.11.  Management Changes . . . . . . . . . . . . 25
     SECTION 6.12.  Ownership Changes. . . . . . . . . . . . . 25

ARTICLE VII

                       FINANCIAL COVENANTS

     SECTION 7.01.  Consolidated Current Ratio.. . . . . . . . 25
     SECTION 7.02.  Consolidated Tangible Net Worth. . . . . . 26
     SECTION 7.03.  Consolidated Adjusted EBIDA to Consolidated
          Adjusted Debt Service. . . . . . . . . . . . . . . . 26
     SECTION 7.04.  Consolidated Long Term Debt to Consolidated
          Total Net Worth. . . . . . . . . . . . . . . . . . . 26
     SECTION 7.05.  Consolidated Total Liabilities to
          Consolidated Tangible Net Worth. . . . . . . . . . . 26
     SECTION 7.06.  Capital Expenditures.. . . . . . . . . . . 26
     SECTION 7.07.  Consolidated Financial Covenants . . . . . 26

ARTICLE VIII

                        EVENTS OF DEFAULT

     SECTION 8.01.  Events of Default. . . . . . . . . . . . . 26
     SECTION 8.02.  Exercise of Remedies.. . . . . . . . . . . 29

ARTICLE IX

                      THE LOAN ADMINISTRATOR

     SECTION 9.01.  Appointment and Authorization. . . . . . . 30
     SECTION 9.02.  Noteholders. . . . . . . . . . . . . . . . 30
     SECTION 9.03.  Consultation with Counsel. . . . . . . . . 30
     SECTION 9.04.  Documents. . . . . . . . . . . . . . . . . 30
     SECTION 9.05.  Resignation or Removal of the Loan
          Administrator. . . . . . . . . . . . . . . . . . . . 30
     SECTION 9.06.  Responsibility of the Loan Administrator.. 31
     SECTION 9.07.  Notices of Event of Default. . . . . . . . 32
     SECTION 9.08.  Bank Credit Decision.. . . . . . . . . . . 32
     SECTION 9.09.  Indemnification. . . . . . . . . . . . . . 32
     SECTION 9.10.  Benefit of Article IX. . . . . . . . . . . 33

ARTICLE X

                          MISCELLANEOUS

     SECTION 10.01.  Modification. . . . . . . . . . . . . . . 33
     SECTION 10.02.  Waiver. . . . . . . . . . . . . . . . . . 33
     SECTION 10.03.  Payment of Expenses.. . . . . . . . . . . 34
     SECTION 10.04.  Notices.. . . . . . . . . . . . . . . . . 35
     SECTION 10.05.  Governing Law.. . . . . . . . . . . . . . 36
     SECTION 10.06.  Invalid Provisions. . . . . . . . . . . . 36
     SECTION 10.07.  Nonliability of Banks.. . . . . . . . . . 37
     SECTION 10.08.  Binding Effect and Assignability. . . . . 37
     SECTION 10.09.  Entirety; Conflicts.. . . . . . . . . . . 37

     SECTION 10.10.  Headings, etc.. . . . . . . . . . . . . . 37
     SECTION 10.11.  Survival. . . . . . . . . . . . . . . . . 37
     SECTION 10.12.  No Third Party Beneficiary. . . . . . . . 37
     SECTION 10.13.  Waiver of Jury Trial. . . . . . . . . . . 38
     SECTION 10.14.  Arbitration . . . . . . . . . . . . . . . 38
     SECTION 10.15.  Multiple Counterparts.. . . . . . . . . . 39
     SECTION 10.16.  Disclosures.. . . . . . . . . . . . . . . 39
     SECTION 10.17.  Sharing of Setoffs. . . . . . . . . . . . 39
     SECTION 10.18.  Repayments in Bankruptcy. . . . . . . . . 40
     SECTION 10.19.  Amendment and Restatement . . . . . . . . 40

ARTICLE XI

                           DEFINITIONS

     SECTION 11.01.  Definitions.. . . . . . . . . . . . . . . 40
     SECTION 11.02.  Other Definitional Provisions.. . . . . . 41
     SECTION 11.03.  Accounting Matters. . . . . . . . . . . . 41

               AMENDED AND RESTATED CREDIT AGREEMENT
               -------------------------------------

     THIS AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") dated as of June 14, 1996, among COMPUTATIONAL SYSTEMS, INCORPORATED, a Tennessee corporation (the "Borrower"), the Banks set forth on the signature page hereto (collectively, the "Banks"), and FIRST AMERICAN NATIONAL BANK, a national banking association, as loan administrator for the Banks under this Agreement (in such capacity, the "Loan Administrator") and as lender under this Agreement ("First American") (unless otherwise indicated, capitalized terms herein have the meanings set forth in Exhibit A hereto), recites and provides as follows:


                             RECITALS
                             --------

     WHEREAS, the Borrower has requested that the Banks extend credit to the Borrower in an aggregate principal amount of up to $12,000,000 to refinance certain indebtedness owing to First American and to provide funds for acquisition financing, capital expenditures and other general corporate purposes; and

     WHEREAS, the Banks are willing to extend such credit on the terms and subject to the conditions set forth herein;

     NOW THEREFORE, in consideration of the mutual promises set forth herein and for other valuable consideration, the parties agree as follows:



                            ARTICLE I
                            ---------
                              LOANS
                              -----

     SECTION 1.01. Commitment. Subject to the terms and conditions and relying upon the representations and warranties herein, each Bank, severally and not jointly, agrees to make Loans to the Borrower, from time to time on or after the date hereof and until the Commitment Termination Date, in an aggregate principal amount at any time outstanding not exceeding the amount of its Commitment; provided, however, the aggregate principal amount of Loans outstanding at any time shall not exceed the Borrowing Base except as specifically provided in Section 1.15(b). The Borrower may borrow, repay and reborrow hereunder on or after the date hereof and prior to the Commitment Termination Date, subject to the terms and conditions herein.

     SECTION 1.02. Funding Loans. (a) Each Loan shall be either a LIBOR Loan or a Base Rate Loan as the Borrower may request subject to and in accordance with this Section. All LIBOR Loans made by the Banks in any one borrowing shall be in a minimum aggregate principal amount of $100,000 and in integral multiples of $1,000 in excess thereof, and all Base Rate Loans made by the Banks in any one borrowing shall be in a minimum aggregate principal amount of $1,000 and in integral multiples of $1,000 in excess thereof;

provided, however, that the failure of any Bank to make its Loan shall not in itself relieve any other Bank of its obligation to lend hereunder. Each Bank may, at its option, fulfill its commitment with respect to any LIBOR Loan by causing a foreign branch or Affiliate of such Bank to make such Loan, provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of the applicable Note. Subject to the other provisions of this Section and the provisions of
Section 1.07, Loans of more than one type may be outstanding at the same time.

     (b) The Borrower shall give the Loan Administrator written notice (as provided in Section 1.14) of each borrowing under Section 1.01 excepting, however, any and all Base Rate Loans made under the Cash Management System, as to which no notice of borrowing shall be required. Upon receipt by the Loan Administrator of notice from the Borrower pursuant to this paragraph, the Loan Administrator shall promptly notify the Banks thereof. On the borrowing date requested in such notice, each Bank shall make its ratable share (determined by its Percentage) of the borrowing available to the Borrower in an account maintained at the offices of the Loan Administrator (the "Loan Account") no later than 2:00 p.m. Knoxville, Tennessee time, in federal or other immediately available funds. As to those Base Rate Loans made under the Cash Management System, the Loan Administrator shall notify the Banks at least weekly of such borrowings, and upon such notice each Bank shall make its ratable share (determined by its Percentage) of the borrowing(s) available to the Borrower in the Loan Account no later than 2:00 p.m. Knoxville, Tennessee time, in federal or other immediately available funds on the date of such notice.

     (c) Notwithstanding any provision in this Agreement to the contrary, the Borrower shall not in any notice of borrowing under this Section 1.02 request any LIBOR Loan that would not be permitted if characterized as a continuation or conversion pursuant to Section 1.07.

     SECTION 1.03. Notes; Principal Payments. (a) The Loans made by each Bank and the Borrower's obligation to repay the Loans with interest in accordance with the terms of this Agreement shall be evidenced by this Agreement, the records of such Bank and a Note duly executed on behalf of the Borrower, dated the Closing Date, in substantially the form attached hereto as Exhibit B, payable to the order of such Bank in a principal amount equal to its Commitment. Each Note shall bear interest from its date on the outstanding principal balance thereof as set forth in Section 1.04. The outstanding aggregate unpaid amount of the Loans of each Bank at any time shall be the principal amount owing on the Note of such Bank at such time.
The records of each Bank shall be prima facie evidence of the Loans of such Bank and accrued interest thereon and of all payments made in respect thereof.

     (b) If not sooner paid, the entire unpaid principal balance of each Note shall be due and payable on the Commitment Termination Date.

     SECTION 1.04.  Interest.  (a)  Subject to the provisions of Section
1.06, each Base Rate Loan and each other amount (other than principal on the Loans) becoming due hereunder shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Base Rate as in effect from time to time plus the Base Rate Margin.

     (b) Subject to the provisions of Section 1.06, each LIBOR Loan shall bear interest at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Adjusted LIBOR Rate plus the Applicable LIBOR Margin. The Loan Administrator shall determine the applicable Adjusted LIBOR Rate for each such Loan under this paragraph (b) as soon as practicable on the date when such determination is to be made in respect of such Interest Period and shall notify the Borrower and the Banks of the Adjusted LIBOR Rate so determined.

     (c) Interest on each Loan shall be payable on each applicable Interest Payment Date, commencing with the first of such dates after the date of such Loan, and on each Conversion Date and the Commitment Termination Date.

     SECTION 1.05. Facility Fee; Commitment Fee; Termination and Reduction of Commitments.

     (a) In consideration of the Commitments hereunder, the Borrower shall pay in immediately available funds to the Loan Administrator, for the pro rata account of each Bank, on the first day of each calendar quarter, commencing with the first such date after the Closing Date, and on the date of any reduction or termination of the Commitments of the Banks hereunder, a commitment fee (the "Facility Fee") in an amount equal to .125% multiplied by the average daily unused amount of the Commitment of such Bank during the most recently ended quarter. The Facility Fee shall commence to accrue as of the Closing Date, and shall cease to accrue on the Commitment Termination Date.

     (b) On or prior to the Closing Date, the Borrower shall pay in immediately available funds to the Banks a non-refundable closing fee of an aggregate of $15,000, $7,500 for each Bank (the "Closing Fee").

     (c) The Borrower may, by written notice to the Banks (as provided in Section 1.14) terminate in full, or from time to time permanently reduce in part, the aggregate Commitments. Each such voluntary partial reduction of the aggregate Commitments shall be in an aggregate principal amount of $1,000,000 and in integral multiples of $1,000,000 in excess thereof.

     (d) The Borrower shall repay the Loans upon reduction of the Commitments pursuant to this Section 1.05 in an amount sufficient to reduce the outstanding principal balance of the Loans to an amount not greater than the aggregate reduced Commitments. All repayments under this Section shall be accompanied by accrued interest on the principal amount being repaid to the date of repayment.

     (e) Each reduction in the aggregate Commitments shall be made ratably among the Banks in accordance with each Bank's Percentage. Once reduced, the Commitments cannot be reinstated without the consent of the Majority Banks.

     SECTION 1.06. Additional Interest; Alternate Rate of Interest; Maximum Interest Rate. (a) Upon the occurrence and during the continuation of an Event of Default, the outstanding principal balance of the Loans and all other amounts becoming due hereunder shall accrue interest at the Default Rate.

     (b) If the Banks, in their reasonable judgment, determine at any time that dollar deposits in the amount of the principal amount of any requested LIBOR Loan are not generally available in the relevant interbank market, or that the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to the Banks of making or maintaining the principal amount of such requested LIBOR Loan during such Interest Period, or that reasonable means do not exist for ascertaining the Adjusted LIBOR Rate, the Loan Administrator shall, as soon as practicable thereafter, give prompt written or telephonic notice of such determination to the Borrower and the Banks. After such notice has been given and until the circumstances giving rise to such notice no longer exist, each request for a LIBOR Loan or for conversion to or maintenance of a LIBOR Loan shall be deemed to be a request for a Base Rate Loan. Each determination by any Bank hereunder shall be conclusive absent manifest error.

     (c) Nothing contained in this Agreement or any Note shall require the Borrower at any time to pay interest at a rate exceeding the Maximum Permitted Rate. If interest payable to any Bank on any date would exceed the maximum amount permitted by the Maximum Permitted Rate, such interest payment shall automatically be reduced to such maximum permitted amounts, and interest for any subsequent period, to the extent less than the maximum amount permitted for such period by the Maximum Permitted Rate, shall be increased by the unpaid amount of such reduction. Any interest actually received for any period in excess of such maximum allowable amount for such period shall be deemed to have been applied as a prepayment of the then outstanding Loans in accordance with Section 1.08.

     SECTION 1.07. Continuation and Conversion of Loans. Subject to Section 1.10, the Borrower may, by written notice to the Loan Administrator (as provided in Section 1.14) at any time, continue any LIBOR Loan or portion thereof, into a subsequent Interest Period and convert any Loan or portion thereof into a Loan of a different type, subject in each case to the following:

     (a) no Default (except in the case of conversion to Base Rate Loans) shall have occurred and be continuing at the time of such notice or such continuation or conversion;

     (b) on and as of the date of such continuation or conversion, each representation and warranty set forth in Article IV shall be true and correct, as determined by the Banks, it being understood that the representations and warranties set forth in Sections 4.04 and 4.05 shall be deemed to apply to the most recent financial statements furnished by the Borrower to the Banks prior to such Loan;

     (c) the notice given to the Loan Administrator by the Borrower shall specify the Loans (identified by reference to the aggregate amount of such Loans by all of the Banks) to be continued or converted and provide the information required pursuant to Section 1.14 with respect to the continuation or conversion;

     (d) such continuation or conversion shall be made pro rata among the Banks in accordance with their respective Percentages;

     (e) in the case of a continuation or conversion of less than all Loans, the aggregate principal amount of Loans continued or converted shall not be less than the minimum borrowing amounts set forth in Section 1.02(a);

     (f) no Loan may be continued or converted to a LIBOR Loan having an Interest Period that would extend beyond the scheduled Commitment Termination Date;

     (g)  the Conversion Date must be a Business Day with respect to the new
Loan;

     (h) no Loan (or portion thereof) may be converted to a LIBOR Loan if, after such conversion, and after giving effect to any prepayment of Loans, an aggregate of more than five separate Loans of any Bank would be outstanding hereunder, it being understood that for such purposes, LIBOR Loans having different Interest Periods, regardless of whether they commence or end on the same date, shall be considered separate Loans, and any and all Base Rate Loan advances also shall be considered collectively as one separate Loan hereunder;

     (i) each request for continuation of or conversion into a LIBOR Loan that fails to state an applicable Interest Period shall be deemed to be a request for an Interest Period of one (1) month;

     (j) in the event that the Borrower fails to give notice to continue any LIBOR Loan into a subsequent Interest Period or convert any LIBOR Loan into a Loan of another type, such LIBOR Loan (unless repaid in full) shall automatically become a Base Rate Loan at the expiration of the then current Interest Period; and

     (k) each continuation or conversion shall be effected by each Bank as if the proceeds of the new Loan were applied to payment of the existing Loan (or portion thereof) being continued or converted, and accrued interest on the Loan (or portion thereof) being continued or converted shall be paid by the Borrower on and as of the Conversion Date.

     SECTION 1.08. Optional Payment/Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to pay any Base Rate Loan in whole or in part, without premium or penalty, without any prior notice to the Loan Administrator or any Bank; provided, however, that each such partial payment shall be in the minimum principal amount of $1,000 and in increments of $1,000 in excess thereof.

     (b) The Borrower shall have the right to prepay any LIBOR Loan, in whole or in part, upon prior written notice to the Loan Administrator (as provided in Section 1.14); provided, however, that each such partial prepayment shall be in the minimum principal amount of $1,000,000 and in increments of $1,000,000 in excess thereof. If the Borrower prepays any LIBOR Loan except on the last day of the Interest Period in effect for such Loan, then the Borrower shall make the payments required by Section 1.10.

     (c) Each notice of prepayment under paragraph (b) of this Section 1.08 shall specify which Loan(s) is to be prepaid, the prepayment date and the principal amount of each Loan to be prepaid. All prepayments under this Section shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment. Amounts prepaid pursuant to this Section prior to the Commitment Termination Date shall be available to be reborrowed from the Banks hereunder in accordance with and subject to the terms hereof.

     SECTION 1.09. Manner of Payment. (a) All payments by the Borrower hereunder and under the Notes shall be made to the Loan Administrator, at its primary office in Knoxville, Tennessee, for the account of each Bank, in Dollars in federal or other immediately available funds, by 11:00 a.m., Knoxville time, on the date on which such payment is due, in all cases without any deduction or withholdings whatsoever, including any deduction or
withholding for any setoff, recoupment, counterclaim or Tax.   Whenever any
payment required to be made hereunder or under the Notes is stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and interest shall continue to accrue thereon until such payment is made. Interest in respect of any Loan hereunder shall accrue from and including the date of such Loan to but excluding the date on which such Loan is paid in full. If such payments are not received by the Loan Administrator within five (5) Business Days after the due date thereof, such payments may be deducted by the Banks in accordance with Section 10.17.

     (b) All payments received by the Loan Administrator shall be remitted to the Banks on the Business Day on which such payments are received or deemed to be received by the Loan Administrator, excepting, however, any and all payments made under the Cash Management System, which payments the Loan Administrator shall remit to the Banks (net of advances under the Cash Management System) not less than once per week.

     SECTION 1.10. Indemnity for LIBOR Loans. The Borrower shall reimburse each Bank for any loss incurred or to be incurred by it in the reemployment of the funds released by any prepayment or conversion of any LIBOR Loan required or permitted by any other provision of this Agreement if such Loan is prepaid or converted other than on the last day of the applicable Interest Period. Such loss shall be the difference as determined by such Bank between (a) the amount that would have been realized by such Bank for the remainder of such Interest Period for such Loan and (b) any lesser amount that would be realized by such Bank in reemploying such funds by purchasing on the date of prepayment or conversion a U.S. Treasury security in the principal amount prepaid or converted that matures on the last day of the Interest Period of the Loan being prepaid or converted. Without duplication of the foregoing indemnity payments, the Borrower shall indemnify each Bank against any actual loss or expense that such Bank may sustain or incur as a consequence of any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by notice of prepayment or otherwise), or the occurrence of any Event of Default, including but not limited to any loss or expense sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain such Loan or any part thereof.

     SECTION 1.11. Reasonableness of Increased Costs. Notwithstanding anything to the contrary in Section 1.10, the amounts payable by the Borrower thereunder shall not exceed the amounts necessary to indemnify the affected Bank against such increased cost actually incurred or the reduction in amount actually received. A certificate in reasonable detail as to the amount of such increased cost or reduction in amount received and the method of calculation shall be submitted to the Borrower by such Bank and shall be conclusive absent manifest error. The Borrower shall pay to each Bank the amounts shown as due on any such certificate within ten (10) days after its receipt of the same. No failure on the part of any Bank to demand compensation under such Sections above on any one occasion shall constitute a waiver of its right to demand such compensation on any other occasion.

     SECTION 1.12.  Pro Rata Treatment.  Except as provided below in this
Section 1.12 or as otherwise provided in Section 1.10, all payments and prepayments of principal and interest in respect of the Loans, all payments of Facility Fees and Closing Fees and all borrowings hereunder shall be made pro rata among the Banks in accordance with their respective Percentages. All sale proceeds received as a result of foreclosure and subsequent disposition of collateral and all other rights and benefits of collateral security shall be shared by the Banks and applied to the Obligations pro rata in accordance with each Bank's portion of the unpaid Obligations.

     SECTION 1.13. Certain Notices. Notices by the Borrower to the Banks and/or the Loan Administrator, as the case may be, of any terminations or reductions of the Commitments, of borrowings and prepayments of Loans, of continuation and conversion of Loans, of type of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Banks and/or the Loan Administrator, as the case may be, not later than 11:00 a.m. Knoxville time on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, continuation, conversion, or prepayment or the first day of such Interest Period specified below (it being understood that notices received by the Banks and/or the Loan Administrator, as the case may be, after 11:00 a.m. Knoxville time shall be considered timely received on the next Business Day):

                                                              Number of
                                                              Business
            Notice                                           Days Prior
            ------                                           ----------
     Termination or reduction of
     Commitment                                                  10

     Borrowing, continuation
     or payment of or conversion
     into Base Rate Loans                                     same day

     Borrowing, continuation
     or prepayment of, conversion
     into, or notification of duration
     of Interest Period for,
     LIBOR Loans                                                  2

Each such notice of termination or reduction shall specify the amount of the Commitment to be terminated or reduced. Each such notice of borrowing, continuation, conversion or prepayment shall specify the Loans to be borrowed, continued, converted or prepaid and the amount and type of the Loans to be borrowed, continued, converted or prepaid and the date of borrowing, continuation, conversion or prepayment (which shall be a Business Day). Each such notice of the duration of an Interest Period for LIBOR Loans shall specify the Loans to which such Interest Period is to relate. In the event that the Borrower fails to select within the time period and otherwise as provided in this Section 1.13 the type of Loan or the duration of the Interest Period for any LIBOR Loan, such Loan shall be automatically converted into a Base Rate Loan on the last day of the then current Interest Period for such Loan or will remain as, or will be made as, a Base Rate Loan.

     SECTION 1.14. Borrowing Base and Other Restrictions. (a) The Banks have no obligation to advance Loan proceeds in excess of the Borrowing Base, except as permitted by paragraph (b) of this Section 1.14. The Borrower shall deliver to the Loan Administrator a Borrowing Base Certificate appropriately completed in the form attached to this Agreement as Exhibit E, not later than the last day of each calendar month and at such other time or times as may be reasonably requested by the Loan Administrator. If at any time the aggregate, outstanding principal balance of Loans under this Agreement exceeds the Borrowing Base as reflected by the most recent Borrowing Base Certificate delivered to the Loan Administrator by Borrower, the Borrower will immediately and without notice from the Loan Administrator or any Bank repay an amount sufficient to reduce the aggregate, outstanding principal balance of the Loans to an amount not in excess of the Borrowing Base as reflected on the most recent Borrowing Base Certificate delivered to the Loan Administrator by the Borrower (subject, however, to paragraph (b) below).

     (b) Notwithstanding anything to the contrary in this Agreement, Borrower may use Loan proceeds up to but not in excess of $5,000,000 for acquisitions and/or capital expenditures without the prior consent of the Banks, and such $5,000,000 shall not be subject to the Borrowing Base restrictions set forth in paragraph (a) above. Any and all advances of Loan proceeds in excess of $5,000,000 (which is outstanding and originally used for acquisitions and/or capital expenditures) to be used for further acquisitions or capital expenditure purposes must be approved for such purposes by the Banks in writing prior to disbursement.

                            ARTICLE II

                    COLLATERAL AND GUARANTIES

     SECTION 2.01. Secured Obligations. The parties acknowledge that the Loans are secured obligations of the Borrower and that the Borrower is pledging certain collateral, including, without limitation, (i) accounts receivable, inventory, furniture, equipment, fixtures, general intangibles and patents, trademarks, copyrights, trade names and other intellectual property rights and interests pursuant to the Security Agreement and (ii) all its rights, titles and interests in and to certain real property and improvements located at 835 Innovation Drive, Knoxville, Tennessee, pursuant to the Deed of Trust.

     SECTION 2.02. No Guaranty. Payment of the Obligations is not guaranteed by any third party.

     SECTION 2.03. Loan Documents. The Borrower agrees to execute and deliver all Loan Documents and other instruments contemplated by this Agreement, in form and substance reasonably satisfactory to the Banks and their counsel.


                           ARTICLE III

                      CONDITIONS OF LENDING


     SECTION 3.01. Initial Loans. In addition to the conditions precedent in Section 3.02, the obligations of the Banks to make initial Loans hereunder are subject to the following conditions precedent:

     (a) Satisfaction of each of the conditions set forth on Exhibit C hereto, the satisfaction of which shall be determined by the Banks in their sole discretion.

     (b) All legal matters incident to this Agreement and the Loans shall be satisfactory to Hunton & Williams, special counsel for the Loan Administrator and the Banks.

     SECTION 3.02. All Loans. As conditions to each Loan to be made hereunder:

     (a) The Loan Administrator shall have received a notice of such Loan as required by Section 1.02.

     (b) On and as of the date of such Loan, both before and after giving effect to such Loan and applying the proceeds thereof:

            (i) each representation and warranty set forth in Article IV shall be true and correct, as determined by the Banks in their sole and absolute discretion, it being understood that the representations and warranties set forth in Sections 4.04 and 4.05 shall be deemed to apply to the most recent financial statements furnished by the Borrower to the Banks prior to such Loan, and

            (ii) the Borrower shall be in compliance with all the terms and provisions of this Agreement on its part to be observed or performed, no Default shall have occurred and be continuing, and the Banks shall have received a certificate to such effect.

     (c) Such Loan will not contravene any Legal Requirement applicable to any Bank.

The Borrower shall be deemed to make representations and warranties on the date of each Loan as to the matters specified in paragraphs (b) and (c) of this Section.


                            ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES

     To induce the Banks to enter into this Agreement and to make Loans hereunder, the Borrower represents and warrants to each of the Banks that:

     SECTION 4.01.  Organization; Powers; Qualification.   It (a) is a
corporation duly organized, validly existing and in good standing under the laws of the State of Tennessee, (b) has the power and authority to own its properties and to carry on its businesses as now conducted, (c) is qualified to do business in the jurisdictions indicated on Schedule 4.01, (d) is not required to be qualified in any other jurisdiction where the failure to be so qualified would have a Material Adverse Effect, and (e) has the power to execute, deliver and perform its obligations under this Agreement, to borrow hereunder and to execute and deliver the Notes and the other Loan Documents and to perform its obligations thereunder.

     SECTION 4.02. Authorization; Enforceability. The execution, delivery and performance of this Agreement, the borrowings hereunder, the execution, delivery and performance of the Notes and the other Loan Documents and the transactions contemplated hereby and thereby (a) have been duly authorized by all requisite action on the part of Borrower, (b) will not (i) violate (A) any provision of law, the Organizational Documents of Borrower or (B) any applicable order of any Governmental Authority, (ii) violate, conflict with, breach or constitute (with due notice or lapse of time or both) a default under any indenture, agreement for borrowed money, bond, note, instrument or other agreement to which Borrower is a party or by which Borrower or any of its property is bound or (iii) result in the creation or imposition of any Lien of any nature whatsoever upon any property or assets of Borrower. This Agreement has been duly executed and delivered by the Borrower and constitutes, and the Notes and the other Loan Documents when executed and delivered will constitute, legal, valid and binding obligations of the Borrower enforceable against Borrower in accordance with their respective terms.

     SECTION 4.03. Consents and Approvals. No action, consent or approval of, or registration or filing with, or any other action by any Governmental Authority or of stockholders is required in connection with the execution, delivery and performance by the Borrower of this Agreement, the borrowings hereunder or the execution, delivery and performance of the Notes or any other Loan Document.

     SECTION 4.04. Financial Statements. The Borrower has heretofore furnished the following financial statements to each of the Banks: consolidated balance sheet as of the 1995 fiscal year end of Borrower and its consolidated statements of income, retained earnings and cash flows for the fiscal year then ended, reported on by Coopers & Lybrand, Knoxville, Tennessee, independent public accountants. Such financial statements fairly present the consolidated financial condition of Borrower and its Consolidated Subsidiaries as of the dates thereof and the consolidated results of operations for the periods covered thereby and are complete and correct. All such financial statements were prepared in accordance with Generally Accepted Accounting Principles applied on a consistent basis (subject, in the case of such interim statements, to the omission of footnotes and year-end audit adjustments).

     SECTION 4.05. No Material Adverse Change. There has been no material adverse change in the business, assets, liabilities, condition (financial or otherwise), results of operations or business prospects, on a consolidated basis, of Borrower since fiscal year end 1995.

     SECTION 4.06. Subsidiaries. Set forth on Schedule 4.06(a) is a complete and accurate list of all Material Subsidiaries of Borrower on the date hereof, showing as to each such Material Subsidiary the jurisdiction of its organization, its type of entity and its principal place of business. All of the outstanding Capital Securities of each of the Material Subsidiaries are wholly owned, directly or indirectly, by Borrower. Such Capital Securities are owned free and clear of all Liens except Permitted Liens, and Borrower, as the owner of such Capital Securities, has the unrestricted right to vote, and (subject to limitations imposed by applicable law) to receive dividends and distributions on, such Capital Securities.

     SECTION 4.07. Litigation. Borrower has filed with the SEC all reports it is required to file with the SEC regarding any action, suit or proceeding at law or in equity or by or before any court or Governmental Authority now pending or threatened against or affecting Borrower or any property or rights of Borrower.

     SECTION 4.08. Tax Returns. The Borrower has filed or caused to be filed all federal, state and local tax returns that are required to be filed and have paid or caused to be paid all taxes as shown on such returns or on any assessment received by any of them to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings and with respect to which the Borrower has set aside on its books adequate reserves, if any, required in accordance with Generally Accepted Accounting Principles.

     SECTION 4.09. Properties. The Borrower has good and marketable title (subject to minor title defects) to all its properties and assets reflected on the consolidated balance sheet, referred to in Section 4.04, except for such properties and assets as (I) have been disposed of since such date, (ii) are no longer necessary in the conduct of its businesses or (iii) have been disposed of in the ordinary course of business, and the Borrower owns all such properties and assets free and clear of any Liens except Permitted Liens.

     SECTION 4.10. Employee Benefit Plans. Schedule 4.10 sets forth a true and complete list of all Plans that Borrower maintains, or expects to maintain, or to which Borrower is, or is expected to be, required to make any contribution. The Borrower and each Plan are in compliance in all material respects with the applicable provisions of law, including the applicable provisions of ERISA and the regulations and published interpretations thereunder. No Plan is (I) a multiemployer plan (as defined in Section 3(37) of ERISA), (ii) subject to the provisions of Title IV of ERISA or (iii) subject to the minimum funding provisions of ERISA or the Internal Revenue Code. Neither the Borrower nor any ERISA Affiliate has maintained, contributed to, or had an obligation to contribute to, any Plan described in items (I), (ii) or (iii) of the preceding sentence. Except for the continued coverage requirements of the Consolidated Omnibus Budget Reconciliation Act of 1985 and subsequent legislation, Borrower is not obligated to provide medical benefits, hospitalization benefits or benefits under any other employee welfare benefit plan (within the meaning of Section 3(1) of ERISA) to any former employee or the spouse or dependent of any former employee.

     SECTION 4.11. Government Regulation. Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Investment Company Act of 1940, the Interstate Commerce Act (as any of such acts may be amended) or any other law (other than Regulation X) that regulates the incurring by Borrower of indebtedness.

     SECTION 4.12. Margin Stock. No proceeds of any Loan will be used for the purpose of purchasing or carrying any Margin Stock or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry a Margin Stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of Regulation U or G. The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying Margin Stocks. Neither the Borrower nor any Person acting on behalf of Borrower has taken or will take any action which might cause the Notes or any of the other Loan Documents, including this Agreement, to violate Regulation U or G or any other regulations of the Federal Reserve Board or to violate Section 7 of the Securities Exchange Act of 1934 or any rule or regulation thereunder, in each case as now in effect or as the same may hereinafter be in effect. The Borrower does not own Margin Stock except that which, as of the date hereof, does not exceed 25% of the value of all of Borrower's assets.

     SECTION 4.13. No Material Misstatements. All information, financial statements and documents furnished to the Loan Administrator and/or the Banks in connection herewith are complete and accurate in all material respects. No information, report, financial statement, exhibit or schedule furnished by or on behalf of the Borrower to the Loan Administrator or any Bank in connection with the negotiation, execution, delivery or performance of this Agreement, any Note or any other Loan Document hereunder, or any schedule hereto or thereto contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements herein or therein not misleading. There is no event or fact that the Borrower has not disclosed to the Banks in writing that causes a Material Adverse Effect or, so far as the Borrower can now foresee, is likely to cause a Material Adverse Effect.

     SECTION 4.14. Patents, Trademarks, etc. The Borrower possesses adequate assets, licenses, patents, patent applications, copyrights, trademarks, service marks, trademark applications, trade names, technology, processes and permits and other governmental approvals and authorizations to conduct its business. There are no existing or, to the knowledge of the Borrower, threatened claims of any Person based on the use of such permits, patents, trademarks, trade names, copyrights, technology and processes by the Borrower and to the knowledge of the Borrower, no such use infringes on the rights of any Person.

     SECTION 4.15. Hazardous Wastes. To the best of Borrower's knowledge, all land owned, leased or otherwise used by Borrower is free from reportable quantities of Hazardous Wastes, and no portion of such land would subject Borrower to liability under federal, state or local law or regulation because of the presence of stored, leaked or spilled Toxic Substances or Hazardous Wastes, underground storage tanks, "asbestos" (as defined in 40 C.F.R. Section 61.141) or the past or present accumulation, spillage or leakage of any such substance, nor has the Borrower arranged for disposal or treatment (or arranged with a transporter for transport for disposal or treatment) of any such substance to any other location except in compliance with Environmental Laws. The Borrower has not received any notice from the Environmental Protection Agency or any other Governmental Authority alleging that it is a "responsible party" with respect to any of the foregoing.

     SECTION 4.16. No Brokers or Finders. No broker or finder brought about or contributed to the obtaining, making or closing of the Loans made pursuant to this Agreement, and the Borrower has no obligation to any person in respect of any finder's or brokerage fees in connection with the Loans contemplated by this Agreement.

     SECTION 4.17.  No Default of Indebtedness; Solvency.

     (a) The Borrower is not in default of any Indebtedness, and no holder of any such Indebtedness has given notice of an asserted default thereunder. No liquidation, dissolution or other winding up of Borrower and no bankruptcy or similar proceedings relative to it or its property are pending or, to the knowledge of Borrower, threatened against it.

     (b) On the date hereof, the Borrower is, and after consummation of this Agreement and after giving effect to all Indebtedness incurred (assuming the entire Commitments are fully advanced on the Closing Date) and Liens, if any, created by Borrower in connection herewith will be, Solvent.

     SECTION 4.18. Agreements. The Borrower is not a party to any agreement or instrument or subject to any provision in its Organizational Documents that could have a Material Adverse Effect or conflict with or constitute a Default under this Agreement or any other Loan Document. The Borrower is not in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which it is a party in any manner that could have a Material Adverse Effect.

     SECTION 4.19. Compliance with Law. The Borrower has complied in all material respects with all applicable statutes, rules, regulations, orders and restrictions of any Governmental Authority.

     SECTION 4.20. Labor Controversies. The Borrower is not a party to any collective bargaining agreement. To the best knowledge of the Borrower, it is in compliance with all applicable laws respecting employment and employment practices where such failure to comply could reasonably be expected to have a Material Adverse Effect.

                            ARTICLE V

                      AFFIRMATIVE COVENANTS

     The Borrower covenants and agrees with the Banks that until the Repayment Date, unless the Majority Banks otherwise consent in writing, as follows:

     SECTION 5.01. Corporate Existence and Maintenance of Properties. It shall do or cause to be done all things necessary to preserve, maintain, renew and keep in full force and effect its corporate existence and all of its material rights, licenses, permits and franchises; conduct its business in substantially the same manner as heretofore conducted; at all times maintain and preserve all property used or useful in the conduct of its business and keep the same in good repair, working order and condition (ordinary wear and tear excepted), and from time to time make, or cause to be made, all necessary and proper repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times.

     SECTION 5.02. Compliance with Laws. It shall do or cause to be done all things necessary to comply with all laws and regulations applicable to it, including without limitation the following:

     (a) SEC Filings. Make on a timely basis, all filings, if any, it is required to make with the SEC.

     (b) ERISA. Comply, and shall cause each of its ERISA Affiliates to comply, in all material respects with the applicable provisions of ERISA and as soon as possible, and in any event within 10 days after Borrower knows or has reason to know of a violation of ERISA with respect to any Plan, shall deliver to each Bank a statement signed by a senior financial officer of Borrower setting forth details respecting such event or condition and the action, if any, that Borrower or its ERISA Affiliate proposes to take with respect thereto.

     (c) Environmental Laws. (I) Remain in compliance in all material respects with the provisions of all federal, state and local environmental, health and safety laws, codes and ordinances, and all rules and regulations issued thereunder; notify the Banks immediately of any notice of a hazardous discharge or environmental complaint received from any Governmental Authority or any other Person; notify the Banks immediately of any hazardous discharge from or affecting the Premises, which is also required to be reported to any Governmental Authority; immediately contain and remove the same, in compliance with all applicable Legal Requirements; permit the Banks to inspect the Premises, to conduct tests thereon, and to inspect all books, correspondence and records pertaining thereto; and at any Bank's request, and at the Borrower's expense, provide a report of a qualified environmental engineer satisfactory in scope, form, and contents to the Banks, and such other and further assurances reasonably satisfactory to the Banks that the condition has been corrected.

            (ii) The Borrower acknowledges that the Loan Administrator and the Banks have entered into this Agreement and that the Banks have made the Loans in reliance upon Borrower's representations and warranties in Section
4.15 and its covenants in this Section 5.02(c). Accordingly, the Borrower hereby agrees that it shall be liable for all costs and expenses incurred by or asserted against the Loan Administrator or any Bank arising under violations of the terms of this Section 5.02 or a breach of any representation or warranty contained in Section 4.15 of this Agreement. All of the representations and warranties contained in Section 4.15 and the Borrower's covenants under this Section 5.02 shall survive the Repayment Date.

     SECTION 5.03. Insurance. The Borrower shall maintain insurance with financially sound and reputable insurance companies or associations, in such amounts and covering such risks (but including, in any event, public liability) as is usually carried by companies engaged in the same or similar businesses and owning similar properties in the same general areas in which Borrower operates and shall furnish to the Banks, upon reasonable request, full information (including certificates and originals or certified copies of the policies) as to the insurance carried.

     SECTION 5.04. Obligations and Taxes. The Borrower shall pay all of its Indebtedness and obligations promptly and in accordance with the terms thereof and pay and discharge promptly all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become in default or delinquent, as the case may be, as well as all lawful claims for labor, materials and supplies or otherwise that, if unpaid, might become a Lien upon such properties or any part thereof; provided, however, that the Borrower shall not be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof is contested in good faith by appropriate proceedings and Borrower sets aside on its books adequate reserves therefor, if any, required in accordance with Generally Accepted Accounting Principles.

     SECTION 5.05. Accounting Methods and Financial Records. The Borrower shall maintain a system of accounting and financial records in accordance with Generally Accepted Accounting Principles, and keep such books, records and accounts (which shall be true and complete), as may be required or necessary to permit (a) the preparation of financial statements required to be delivered pursuant to Section 5.06 and (b) the determination of Borrower's compliance with the terms of this Agreement.

     SECTION 5.06. Financial Statements, Certificates, Reports and Auditors. The Borrower shall:

     (a) Quarterly Financial Statements. Furnish to the Banks as soon as available, and in any event within forty-five (45) days after the end of each fiscal quarter of Borrower, copies of its unaudited financial statements, both on a consolidated and consolidating basis, containing a balance sheet of Borrower and its Consolidated Subsidiaries as of the end of such quarter and consolidated statements of income and cash flows of the Borrower and its Consolidated Subsidiaries for such quarter and for the period beginning on the first day of the then current fiscal year and ending on the last day of such fiscal quarter. Such financial statements shall be accompanied by a properly completed Officer's Certificate in the form attached as Appendix 3 to Exhibit C hereto and a properly completed Compliance Certificate in the form attached hereto as Exhibit D.

     (b) Annual Statements. Furnish to the Banks as soon as available and in any event within one hundred fifty (150) days after the close of each fiscal year of Borrower, copies of the Annual Report of Borrower on Form 10-K as filed with the SEC, containing a consolidated balance sheet of Borrower and its Consolidated Subsidiaries as of the close of such fiscal year and consolidated statements of income and cash flows of Borrower and its Consolidated Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year. Such financial statements shall be accompanied by a properly completed Officer's Certificate and a properly completed Compliance Certificate.

     (c) Other SEC Filings. Deliver to the Banks promptly upon its becoming available, and in any event within two weeks of its submission to the SEC or any securities exchange, one copy of each financial statement, report, notice or proxy statement sent by Borrower to holders of its Capital Securities and of each regular or periodic report, registration statement or prospectus, if any, filed by Borrower with any securities exchange or the SEC or any successor agency, including without limitations Forms 10-K, 8-K and 10-Q.

     (d) Audit Reports and Management Letters. Furnish to the Banks, promptly upon receipt thereof, and in any event within two weeks of Borrower's receipt, one copy of each written report and/or any related management letters submitted to Borrower by independent accountants in any annual, quarterly or special audit made.

     (e) Other Financial Information. Furnish to the Banks, as soon as available, and in any event within ten (10) days after the end of each calendar quarter hereafter, Accounts Receivable and Accounts Payable Aging Reports and Inventory Reports. The Banks reserve the right to request and receive all such reports and information on a monthly basis.

     (f) Notices of Discrepancies. Furnish to the Banks, immediately after Borrower's discovery thereof, written notice of any inaccuracy or incorrect statement contained in any of the foregoing that is material or that changes any of the financial calculations under this Agreement, including a statement containing the correct information required.

     (g) Other Information. Furnish to the Banks, such other information concerning the business, properties or financial condition of the Borrower as the Banks shall reasonably request.

     (h) Auditors. Give the Banks not less than 90 days prior notice of any change in its auditors, with such change to be acceptable to the Banks in their reasonable discretion.

     SECTION 5.07. Access to Premises and Records. Upon reasonable notice, the Borrower shall permit representatives of each Bank to have access to the financial records and the Premises of Borrower at reasonable times and to make copies of such records.

     SECTION 5.08. Notice of Default. The Borrower shall give to each Bank, promptly after learning of the occurrence of any Default that has not previously been disclosed in writing to the Loan Administrator and/or the Banks, as applicable, (a) notice of such event, (b) the Borrower's assessment of the effect such event is likely to have on the financial condition of the Borrower during the following ninety days, (c) the Borrower's plan for minimizing the adverse effects of such event and (d) a description of any material development in any such event.

     SECTION 5.09. Notice of Litigation. The Borrower shall, upon request, deliver or cause to be delivered to each Bank, a description of any material development in any of the matters described in Section 4.07 that has been disclosed in filings with the SEC.

     SECTION 5.10.  Notice of Strikes, Labor Controversies, etc.  The
Borrower shall deliver or cause to be delivered to each Bank, promptly after learning of the occurrence of any event described in Section 4.20 that has not previously been disclosed in writing to the Loan Administrator and/or the Banks, as applicable, (a) notice of such event, (b) the Borrower's assessment of the effect such event is likely to have on the financial condition of the Borrower during the following ninety days, (c) the Borrower's plan for minimizing the adverse effects of such event and (d) a description of any material development in any such event.

     SECTION 5.11. Update of Subsidiaries. Borrower shall, upon request, deliver or cause to be delivered to the Loan Administrator an update of the Material Subsidiaries listed on Schedule 4.06(a).

     SECTION 5.12. Acquisition Target Stock Pledge. The Borrower shall, upon any event permitted pursuant to Section 6.03(b)(ii), pledge, or cause to be pledged, to the Loan Administrator (as collateral agent for the Banks), any and all of the Capital Securities of any acquisition target now or hereafter owned by the Borrower or any such Material Subsidiary pursuant to a pledge agreement in form and substance reasonably satisfactory to the Loan Administrator and the Banks.

                            ARTICLE VI

                        NEGATIVE COVENANTS

     The Borrower covenants and agrees with the Banks that, until the Repayment Date, unless the Majority Banks otherwise consent in writing, as follows:

     SECTION 6.01. Liens. It shall not, directly or indirectly, create, incur, assume or suffer to exist any Lien upon or with respect to any of its assets or properties, now owned or hereafter acquired, or assign or otherwise convey any right to receive income; provided that, the foregoing restrictions shall not apply to Liens:

     (a) for taxes, assessments or governmental charges or levies on its property if they (I) are not delinquent at the time or thereafter can be paid without penalty and (ii) are being contested in good faith and by appropriate proceedings and with respect to which it has set aside on its books adequate reserves, if any, required in accordance with Generally Accepted Accounting Principles;

     (b) imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens, that arise in the ordinary course of business with respect to obligations not yet due or being contested in good faith and by appropriate proceedings and with respect to which it has set aside on its books adequate reserves, if any, required in accordance with Generally Accepted Accounting Principles;

     (c) arising in the ordinary course of business out of pledges or deposits under workmen's compensation laws, unemployment insurance, pensions, or other social security or retirement benefits, or similar legislation;

     (d) incidental to the conduct of its business or the ownership of its property and assets (such as easements, zoning restrictions and restrictive covenants) not incurred in connection with the borrowing of money or the obtaining of advances or credit, and which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

     (e) arising in the ordinary course of business out of pledges or deposits to secure performance in connection with bids, tenders, contracts (other than contracts for the payment of money), bonds (other than bonds of or for the benefit of Borrower) or leases to which Borrower is a party;

     (f) in respect of property acquired or constructed by it after the date hereof for use in the business of Borrower (such as real property, automobiles and other vehicles and equipment), which Liens (including Capitalized Lease Obligations) exist or are created at the time of acquisition or completion of construction of such property or within 60 days thereafter, to secure Indebtedness assumed or incurred to finance all or any part of the purchase price or cost of construction of such property, but any such Lien shall cover only the property so acquired or constructed and the aggregate amount secured by such Liens shall not exceed $500,000 at any time outstanding;

     (g) on assets of any Person existing at the time such Person becomes, by acquisition, consolidation or merger, a Material Subsidiary of Borrower, provided that, such Lien covers only the assets of the Person so acquired and was not created in connection with or in contemplation of such acquisition; and

     (h)    set forth in Schedule 6.01.

     SECTION 6.02. Indebtedness. The Borrower shall not, directly or indirectly, create, incur, assume or suffer to exist any Indebtedness, except:

     (a) Indebtedness hereunder and under the Loan Documents in respect of the Notes;

     (b)  Indebtedness of a Material Subsidiary to Borrower;

     (c) Indebtedness assumed or incurred to finance all or any part of the purchase price or cost of acquisition or construction of property and secured by Liens permitted pursuant to Section 6.01(f) and (g);

     (d) Indebtedness assumed in connection with any acquisition permitted pursuant to Section 6.03 provided that such Indebtedness was not created in connection with or in contemplation of such acquisition; and

     (e) Indebtedness payable to the applicable seller as all or any part of the purchase price of any acquisition permitted pursuant to Section 6.03.

     SECTION 6.03.  Liquidation, Sale of Assets, Acquisitions and Mergers.

     (a) Except as otherwise provided herein, Borrower shall not, and shall not cause, permit or suffer any of its Material Subsidiaries to, (i) sell, lease, transfer or otherwise dispose of any portion of its properties and assets to any Person (other than in the ordinary course of business) or (ii) liquidate or discontinue its business; provided, however, that a Material Subsidiary may sell, lease or transfer all or substantially all of its assets to Borrower or another Material Subsidiary and Borrower may acquire (for an amount not exceeding the fair value thereof) all or substantially all of the properties and assets of any Material Subsidiary so to be sold, leased or transferred to it, if immediately before and after giving effect to such sale, lease or transfer, no Default shall have occurred and be continuing.

            (b)  The Borrower shall not, and shall not cause, permit or suffer any of its Material Subsidiaries to, merge or consolidate with or into any other Person or acquire all or substantially all the Capital Securities, properties or assets of any other Person except that (i) a Material Subsidiary may be merged into, or consolidated with, Borrower or another Material Subsidiary and (ii) Borrower or any Material Subsidiary may acquire all or substantially all of the properties or assets of any other Person or a Controlling Interest in any other Person, provided that (A) if the acquisition of such Controlling Interest is by way of a merger with Borrower, Borrower will be the surviving entity, (B) if a Controlling Interest is acquired other than through a merger with Borrower, such Controlling Interest shall
constitute such Person a Material Subsidiary,   immediately prior to such
acquisition, no Default shall have occurred and be continuing, (D) immediately after giving effect to such acquisition, no Default shall have occurred or be continuing, (E) any and all mergers and acquisitions permitted under this
Section 6.03 shall be limited to businesses in compatible industries, (F) any and all merger and/or acquisition targets shall be required to guarantee the Obligations pursuant to the terms of a guaranty agreement in form and substance reasonably satisfactory to the Banks, (G) any and all Indebtedness of such merger or acquisition target in excess of $500,000 shall be made subordinate to the Obligations, and (H) borrowings under this Agreement used to finance acquisitions and/or mergers shall not exceed $12,000,000 in any calendar year.
     SECTION 6.04. Investments. The Borrower shall not, and shall not cause, permit or suffer any of its Material Subsidiaries to, make or commit to make any advance, loan, extension of credit or capital contribution to, or purchase of any stock, bonds, notes, debentures or other securities of, or make any other investment (by way of guarantee or otherwise) in any Person other than (i) investments in obligations of, and obligations of third parties that are fully guaranteed as to principal and interest by, the United States of America; or (ii) investments in commercial paper issued by any Person having at least an A2 credit rating from the publication services of Standard & Poor's Credit Corp. ("S&P"), or P2 by Moody's Investor Services, Inc. ("Moody's"), or similar ratings provided by successor rating agencies; or
(iii) demand deposits maintained in the ordinary course of Borrower's business or that of any of the Material Subsidiaries; or (iv) repurchase agreements collateralized by the investments referred to in (I) or (ii) above; or (v) certificates of deposit, master notes, bankers' acceptances, or LIBOR time deposits issued by commercial banks or trust companies having capital and surplus in excess of $100,000,000; or (vi) obligations of states, municipalities, counties, political subdivisions, agencies of the foregoing and other similar entities, rated at least A, MIG-1, or MIG-2 by Moody's or at least A by S&P, or similar ratings by successor rating agencies; or (vii) unrated obligations of states, municipalities, counties, political subdivisions, agencies of the foregoing and other similar entities, supported by irrevocable letters of credit issued by commercial banks having capital and surplus in excess of $100,000,000 and long-term debt that is rated at least A by Moody's or S&P (or similar ratings by successor rating agencies) or commercial paper that is rated at least A2 by Moody's or P2 by S&P (or similar ratings by successor rating agencies); or (viii) unrated general obligations of states, municipalities, counties, political subdivisions, agencies of the foregoing and other similar entities, provided that the issuer has other outstanding general obligations rated at least A, MIG-1 or MIG-2 by Moody's or A by S&P (or similar ratings by successor rating agencies; (ix) repurchases of Capital Securities of Borrower pursuant to any stock repurchase plan; (x) investments permitted pursuant to Section 6.03(b); and (xi) loans or advances to stockholders in an aggregate amount at any time not to exceed $500,000.

     SECTION 6.05. Guarantees. The Borrower shall not issue any Guaranty except that (i) the Borrower may endorse checks for deposit in the ordinary course of business and (ii) the Borrower may guarantee the obligations of a Material Subsidiary in an amount, which when combined with Borrower's other contingent liabilities, does not exceed an aggregate of $1,000,000 (provided, however, that the Borrower shall not guarantee, directly or indirectly, the obligations of any partnership or joint venture which is a Subsidiary and in which the Borrower does not own a Controlling Interest or in which Borrower or any Subsidiary has invested and in which the Borrower does not own a Controlling Interest).

     SECTION 6.06. Breach or Violation. The Borrower shall not enter into any agreement containing any provision that would be violated or breached by the performance of the Borrower's obligations under this Agreement, the Notes or any of the other Loan Documents.

     SECTION 6.07. Use of Proceeds. The Borrower shall not use any of the proceeds of any of the Loans for any purpose other than the purposes set forth
in the Recitals herein.   Without limiting the generality of the foregoing, no
part of the proceeds of the Loans hereunder will be used (a) to purchase or carry any Margin Stock or to extend credit to others for the purpose of purchasing or carrying any Margin Stock if such action would violate, or be inconsistent with, any rules or regulations of the Federal Reserve Board, including without limitation any provisions of Regulation G, U or X, or (b) to acquire any security in any transaction that is subject to Section 13 or 14 of the Securities Exchange Act of 1934, including particularly (but without limitation) Sections 13(d) and 14(d) thereof. If requested by any Bank, Borrower will furnish to the Banks a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U.

     SECTION 6.08. Transactions with Affiliates. The Borrower shall not effect any transaction with any Affiliate on a basis less favorable than would at the time be obtainable for a comparable transaction in arms-length dealing with an unrelated third party.

     SECTION 6.09. Restrictive Covenants. Except as may otherwise be specifically provided for in this Agreement or any other Loan Document, Borrower shall not, and shall not cause, permit or suffer any of its Material Subsidiaries to, enter into any Contract, or otherwise create or cause or permit to exist or become effective any consensual restriction, limiting the ability (whether by covenant, event of default or otherwise) of any Material Subsidiary to (a) pay dividends or make any other distributions on its Capital Securities held by Borrower or any other Material Subsidiary, (b) pay any
obligation owed to Borrower or any other Material Subsidiary,   make any loans
or advances to or investments in any other Material Subsidiary, (d) transfer any of its property or assets to any other Material Subsidiary, or (e) create any Lien (other than Permitted Liens) upon its property or assets whether now owned or hereafter acquired or upon any income or profits therefrom.

     SECTION 6.10. Increase in Benefits; New Plans. The Borrower shall not, and shall not cause, permit or suffer any ERISA Affiliate to, (a) increase benefits under any Plan or adopt or establish any new employee benefit plans (within the meaning of Section 3(3) of ERISA), fringe benefit plans or arrangements, or executive or incentive plans, if such action would require it to make substantial additional contributions thereto or to incur a substantial obligation thereto, except for changes in the ordinary course of business consistent with past practices of the Borrower (such as annual cost of living increases) and changes to existing benefits or new benefits deemed necessary by the Borrower to remain competitive with the benefits generally offered by other companies in the same business as the Borrower; or (b) adopt, establish, or become a party to any Plan that is subject to the provisions of Title IV of ERISA or any multiemployer plan (within the meaning of Section 3(37) of ERISA).

     SECTION 6.11. Management Changes. Borrower shall not permit any Material Management Change.

     SECTION 6.12. Ownership Changes. Borrower shall not permit any Material Ownership Change.

                           ARTICLE VII

                       FINANCIAL COVENANTS

     Borrower covenants and agrees with the Banks that, until the Repayment Date, unless the Majority Banks otherwise consent in writing, it shall comply with the following financial covenants:

     SECTION 7.01. Consolidated Current Ratio. The ratio of Consolidated Current Assets to Consolidated Current Liabilities as of the last day of each fiscal quarter shall not be less than 1.25 to 1.00.

     SECTION 7.02. Consolidated Tangible Net Worth. Consolidated Tangible Net Worth shall not be less than $22,500,000.

     SECTION 7.03. Consolidated Adjusted EBIDA to Consolidated Adjusted Debt Service. The ratio of Consolidated Adjusted EBIDA to Consolidated Adjusted Debt Service shall not be less than 1.50 to 1.00.

     SECTION 7.04. Consolidated Long Term Debt to Consolidated Total Net Worth. The ratio of Consolidated Long Term Debt to Consolidated Total Net Worth shall not exceed .50 to 1.00.

     SECTION 7.05. Consolidated Total Liabilities to Consolidated Tangible Net Worth. The ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth shall not exceed 1.00 to 1.00.

     SECTION 7.06. Capital Expenditures. Borrower, together with its Consolidated Subsidiaries, shall not make, or incur any obligation to make, any Capital Expenditures in any one fiscal year in excess of an aggregate of $5,000,000.

     SECTION 7.07. Consolidated Financial Covenants. Unless otherwise expressly designated above, all financial covenants set forth above in this
Article VII shall be calculated on a consolidated basis using the financial statements to be delivered to the Banks pursuant to Section 5.06 hereof.

                           ARTICLE VIII

                        EVENTS OF DEFAULT

     SECTION 8.01. Events of Default. Each of the following shall constitute an "Event of Default", whatever the reason for such event and whether it shall be voluntary or involuntary, or within or beyond the control of the Borrower, or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any governmental or nongovernmental body:

     (a) any payment of the principal of or interest on any Note or of the Facility Fee or Closing Fee, or any other amount due under this Agreement or the Notes, shall not be made, within five Business Days after the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

     (b) any representation or warranty made herein or in any other Loan Document or any statement or representation made in any report, certificate, financial statement or other instrument furnished by Borrower to the Loan Administrator or the Banks pursuant to this Agreement shall prove to have been false or misleading in any material respect (whether or not known to such Borrower) when made or delivered or when deemed made in accordance with the terms hereof;

     (c) Borrower gives notice to the Loan Administrator and/or the Banks or the Loan Administrator or the Banks otherwise become aware that an event has occurred or a circumstance exists or has become known after the Closing Date, including without limitation notices pursuant to Sections 5.02. 5.06, 5.08,
5.09 and 5.10, that, after notice to the Borrower and an opportunity (within five Business Days) to discuss Borrower's plans with respect thereto, the Banks determine could reasonably be expected to have a Material Adverse Effect;

     (d) the Borrower or any Subsidiary shall fail to observe or perform any covenant, warranty or agreement contained in or referred to in Sections 5.02 and 5.07 and Article VII;

     (e) the Borrower or any Subsidiary shall fail to observe or perform any covenant, warranty or agreement contained in or referred to in Article VI, provided that any such inadvertent failure made in good faith shall not constitute an Event of Default if it is curable and is cured promptly after notice from Loan Administrator (not to exceed, in any event, 15 days);

     (f) the Borrower or any Subsidiary shall fail to observe or perform any other covenant, condition or agreement to be observed or performed pursuant to the terms hereof and such default shall continue unremedied for thirty (30) days after written notice thereof to the Borrower by the Loan Administrator or the Majority Banks;

     (g) the Borrower or any Material Subsidiary shall fail to pay any Indebtedness greater than $1,000,000 other than the Loans hereunder, or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Indebtedness; or the Borrower or any Material

Subsidiary shall fail to perform any term, covenant or agreement on its part to be performed under any agreement or instrument evidencing or securing or relating to such Indebtedness; provided that in the case of Indebtedness payable to sellers in connection with acquisitions by Borrower and its Subsidiaries, such failure shall not constitute an Event of Default if there is a valid dispute regarding the payment or a valid counterclaim exists against such seller and, in either case, the payment of such Indebtedness is contested in good faith;

     (h) Borrower or any Material Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other federal, state or foreign bankruptcy, insolvency or similar law, (ii) consent to the institution of, or fail to controvert in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for Borrower or such Material Subsidiary or for a substantial part of its property,
(iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) admit in writing its inability or fail generally to pay its debts as they become due, or (vii) take corporate action for the purpose of effecting any of the foregoing;

     (i) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking
(i) relief in respect of Borrower or any Material Subsidiary, or of a substantial part of its property, under Title 11 of the United States Code or any other federal, state or foreign bankruptcy, insolvency or similar law,
(ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for Borrower or such Material Subsidiary or for a substantial part of its property or (iii) the winding-up or liquidation of Borrower or such Material Subsidiary; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 30 days;

     (j) a default or event of default shall have occurred and be continuing pursuant to any other Loan Document after the expiration of any applicable notice and cure period provided therein;

     (k) a judgment or order for the payment of money shall be entered against Borrower or any Material Subsidiary by any court, and either (I) such judgment or order shall continue undischarged and unstayed for a period of 10 days in which the aggregate amount of all such judgments and orders exceeds $500,000 or (ii) enforcement proceedings shall have been commenced upon such judgment or order;

     (l) any Person or group of related Persons owns of record or beneficially, or files with the SEC notice of intent to acquire, 20% or more of the voting Capital Securities of Borrower (excluding amounts owned by such Persons as of the date hereof), it being understood that for purposes hereof employees of Borrower and its Subsidiaries shall not be deemed to be "related Persons" solely as a result of their common employment;

     (m) (I) any Person shall engage in any transaction involving any Plan that is prohibited under Internal Revenue Code Section 4975 or ERISA Section 406 and not exempt under Internal Revenue Code Section 4975 or ERISA Section 408, (ii) Borrower or any ERISA Affiliate shall fail to pay when due an amount that is payable by it to a Plan or (iii) any other event or condition shall occur or exist with respect to a Plan, except that no event or condition referred to in clauses (I) through (iii) shall constitute an Event of Default if it, together with all other such events or conditions at the time existing, has not subjected, or in the reasonable determination of the Majority Banks would not subject, Borrower or any ERISA Affiliate to any Indebtedness or liability that, alone or in the aggregate with all such Indebtedness and liabilities, would have a Material Adverse Effect; or

     (n) the Borrower shall fail to deliver any notice required to be delivered to the Loan Administrator and/or the Banks, as applicable, pursuant to any of Sections 5.02. 5.06, 5.08, 5.09 and 5.10 within ten (10) days after the event giving rise to the obligation to give notice thereunder.

            SECTION 8.02. Exercise of Remedies. Upon the occurrence of an Event of Default and in every such event and at any time thereafter during the continuance of such event, the Banks shall, by written notice to the Borrower, take either or both of the following actions, at the same or different times:

     (a) terminate the Commitments and

     (b) declare the Notes to be forthwith due and payable, whereupon the Notes shall become forthwith due and payable, both as to principal and interest (which, after such declaration, shall bear interest as provided in Section 1.06(a)), without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in the Notes to the contrary notwithstanding. Notwithstanding the foregoing, if an Event of Default specified in paragraph
(h) or (I) of Section 8.01 occurs with respect to Borrower or any Material Subsidiary, the Commitments shall automatically terminate and the Notes shall become immediately due and payable, both as to principal and interest, without any action by any Bank or the Loan Administrator and without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in the Notes to the contrary notwithstanding. The Loan Administrator shall further be entitled to exercise, for the benefit of the Banks, all of the rights and remedies available under the Loan Documents and applicable law.

                            ARTICLE IX

                      THE LOAN ADMINISTRATOR


     SECTION 9.01. Appointment and Authorization. Each Bank hereby irrevocably appoints and authorizes the Loan Administrator to take such action on its behalf and to exercise such powers hereunder and under the other Loan Documents as are delegated to the Loan Administrator by the terms hereof and thereof together with such powers as are incidental thereto. With respect to the Loans made by it and the Note(s) issued to it, the Loan Administrator shall have the same rights and powers under this Agreement and the other Loan Documents as any other Bank and may exercise the same as though it were not the Loan Administrator; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include the Loan Administrator in its capacity as a Bank. The Loan Administrator and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of and generally engage in any kind of business with, the Borrower, and any Person that may do business with the Borrower, all as if the Loan Administrator were not the Loan Administrator hereunder and without any duty to account therefor to the Banks.

     SECTION 9.02. Noteholders. The Loan Administrator may treat the payee of any Note as the holder thereof.

     SECTION 9.03. Consultation with Counsel. The Banks agree that the Loan Administrator may consult with legal counsel selected by it and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

     SECTION 9.04. Documents. The Loan Administrator shall not be under a duty to examine or pass upon the validity, effectiveness, enforceability, genuineness or value of any of the Loan Documents or any other instrument or document furnished pursuant thereto or in connection therewith, and the Loan Administrator shall be entitled to assume that the same are valid, effective, enforceable and genuine and what they purport to be.

     SECTION 9.05.  Resignation or Removal of the Loan Administrator.
Subject to the appointment and acceptance of a successor Loan Administrator as provided below, the Loan Administrator may resign at any time by giving written notice thereof to the Banks and the Borrower and the Loan Administrator may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Loan Administrator. If no successor Loan Administrator shall have been so appointed by the Majority Banks and shall have accepted such appointment within thirty (30) days after the retiring Loan Administrator's giving of notice of resignation or the Majority Banks' removal of the retiring Loan Administrator, then the retiring Loan Administrator may, on behalf of the Banks, appoint a successor Loan Administrator. Upon the acceptance of any appointment as the Loan Administrator hereunder by a successor Loan Administrator, such successor Loan Administrator shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Loan Administrator, and the retiring Loan Administrator shall be discharged from its duties and obligations hereunder. After any retiring Loan Administrator's resignation or removal hereunder as the Loan Administrator, the provisions of this Article IX shall continue in effect for its benefit in respect to any actions taken or omitted to be taken by it while it was acting as the Loan Administrator.

     SECTION 9.06. Responsibility of the Loan Administrator. (a) It is expressly understood and agreed that the obligations of the Loan Administrator under the Loan Documents are only those expressly set forth in the Loan Documents and that the Loan Administrator shall be entitled to assume that no Default has occurred and is continuing, unless the Loan Administrator has actual knowledge of such fact or has received written notice from the Borrower or from a Bank that such Bank considers that a Default has occurred and is continuing and specifying the nature thereof. The Banks recognize and agree that the Loan Administrator shall not be required to determine independently whether the conditions described in Articles I and III have been satisfied and, in disbursing funds to the Borrower, may rely fully upon statements contained in the relevant notice. Neither the Loan Administrator nor any of its directors, officers or employees shall be liable for any action taken or omitted to be taken by it under or in connection with the Loan Documents, except for its own gross negligence or willful misconduct. The Loan Administrator shall incur no liability under or in respect of any of the Loan Documents by acting upon any notice, consent, certificate, warranty or other paper or instrument believed by it to be genuine or authentic or to be signed by the proper party or parties, or with respect to anything that it may do or refrain from doing in the reasonable exercise of its judgment, or that may seem to it to be necessary or desirable in the circumstances.

     (b) The Loan Administrator shall not be responsible to the Banks for any recitals, statements, representations or warranties contained in this Agreement, or in any certificate or other document referred to or provided for in, or received by any Bank under, this Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any document referred to or provided for herein or for any failure by the Borrower to perform any of its obligations hereunder. The Loan Administrator may employ agents and attorneys-in-fact and shall not be answerable, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact.

     (c) The relationship between the Loan Administrator and each of the Banks is only that of agent and principal and has no fiduciary aspects, and the Loan Administrator's duties hereunder are acknowledged to be only administrative and ministerial and not involving the exercise of discretion on its part. Nothing in this Agreement or elsewhere contained shall be construed to impose on the Loan Administrator any duties or responsibilities other than those for which express provision is herein made. In performing its duties and functions hereunder, the Loan Administrator does not assume and shall not be deemed to have assumed, and hereby expressly disclaims, any obligation or responsibility toward or any relationship of agency or trust with or for the Borrower. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Loan Administrator shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Banks and such instructions shall be binding upon all the Banks and all holders of Notes; provided, however, that the Loan Administrator shall not be required to take any action that exposes the Loan Administrator to personal liability or that is contrary to this Agreement or applicable law.

     SECTION 9.07. Notices of Event of Default. In the event that the Loan Administrator shall have acquired actual knowledge of any Default or Event of Default, the Loan Administrator shall promptly give notice thereof to the other Banks.

     SECTION 9.08. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Loan Administrator or any other Bank and based on the financial information referred to in Section 4.04 and such other documents and information as it has deemed appropriate, made its own independent credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Loan Administrator or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

     SECTION 9.09. Indemnification. (a) The Banks jointly and severally agree to indemnify the Loan Administrator (to the extent not reimbursed by the Borrower), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements of any kind or nature whatsoever that may be imposed on, incurred by or asserted against the Loan Administrator in any way relating to or arising out of the Loan Documents or any action taken or omitted by the Loan Administrator (other than in its capacity as a Bank hereunder) under the Loan Documents, provided that (i) payment of each Bank's indemnification shall be made ratably according to its Percentage unless one or more Banks is not able or permitted to make such indemnification, in which case each other Bank ratably shall make payments on behalf of the Bank(s) not so permitted or able and (ii) no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Loan Administrator's gross negligence or willful misconduct.

     (b) The Banks hereby agree that any amounts owed to the Loan Administrator by any of the Banks may be deducted by the Loan Administrator, and applied to such amounts, from amounts made available, in accordance with any of the Loan Documents to the Loan Administrator for the account of the Banks, with the Banks remaining liable for any deficiency.

     SECTION 9.10.  Benefit of Article IX.  The agreements contained in this
Article IX are solely for the benefit of the Loan Administrator and the Banks, and are not for the benefit of or to be relied upon by, the Borrower or any third party.


                            ARTICLE X

                          MISCELLANEOUS

     SECTION 10.01. Modification. All modifications, consents, amendments or waivers of any provision of any Loan Document, or consent to any departure by the Borrower therefrom, shall be effective only if the same shall be in writing and concurred in by the Majority Banks and then shall be effective only in the specific instance and for the purpose for which given; provided, however, that no change in the provisions of Articles I, III and VII, this
Section 10.01 or in the definition of the Majority Banks, shall be effective absent the written concurrence of all of the Banks, and no change in the provisions of Article IX shall be effective absent the written concurrence of the Loan Administrator.

     SECTION 10.02. Waiver. No failure to exercise, and no delay in exercising, on the part of any Bank, any right hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right. The rights of the Banks hereunder and under the Loan Documents shall be in addition to all other rights provided by law. No modification or waiver of any provision of this Agreement, the Notes or any Loan Documents, nor consent to departure therefrom, shall be effective unless in writing and no such consent or waiver shall extend beyond the particular case and purpose involved. No notice or demand given in any case shall constitute a waiver of the right to take other action in the same, similar or other instances without such notice or demand.

     SECTION 10.03. Payment of Expenses. Whether or not any Loans are made hereunder, the Borrower shall, on demand, pay or reimburse (a) the Loan Administrator and/or the Banks, as applicable, for all transfer, documentary, stamp and similar taxes, and all recording and filing fees, payable in connection with, arising out of or in any way related to the execution, delivery and performance of this Agreement, the Notes or the making of the Loans, (b) the Banks for all field examination and audit costs and expenses (including, without limitation, those costs and expenses of experts and independent contractors employed by the Loan Administrator and/or any Bank, as
applicable) and   the Loan Administrator for all of its costs and expenses
(including reasonable fees and disbursements of legal counsel and other experts employed or retained by the Loan Administrator) incurred, and all payments made, and indemnify and hold the Loan Administrator harmless from and against all losses suffered, by the Loan Administrator and the Banks in connection with, arising out of, or in any way related to (I) the negotiation, preparation, execution and delivery of (A) this Agreement and the other Loan Documents and (B) (whether or not executed) any waiver, amendment or consent hereunder or thereunder and (ii) the administration of any operations under
this Agreement, and   the Loan Administrator and the Banks for all of their
reasonable costs and expenses (including reasonable fees and disbursements of legal counsel and other experts employed or retained by the Loan Administrator and the Banks) incurred, and all payments made, and indemnify and hold the Loan Administrator and the Banks harmless from and against all losses suffered, by the Loan Administrator and the Banks in connection with, arising out of, or in any way related to (I) consulting with respect to any matter in any way arising out of, relating to, or connected with, this Agreement or any other Loan Document, including but not limited to the enforcement by the Loan Administrator and the Banks of any of their rights hereunder or thereunder or the performance by the Loan Administrator and the Banks of any of their obligations hereunder or thereunder, (ii) protecting, preserving, exercising or enforcing any of the rights of the Loan Administrator and the Banks hereunder and under the other Loan Documents, (iii) any claim (whether asserted by the Loan Administrator, the Banks or the Borrower or any other Person and whether asserted before or after the payment, performance and observance in full of the Borrower's obligations hereunder and under the other Loan Documents) and the prosecution or defense thereof, in any way arising under, related to, or connected with, this Agreement, the other Loan Documents or the relationship established hereunder or thereunder and (iv) any governmental investigation arising out of, relating to, or in any way connected with this Agreement or any other Loan Document, except that the foregoing indemnity shall not be applicable to any loss suffered by the Loan Administrator and the Banks to the extent such loss is determined by a judgment of a court that is binding on the Loan Administrator and the Banks, final and not subject to review on appeal, to be the result of acts or omissions on the Loan Administrator's or the Banks' part, as the case may be, constituting (x) willful misconduct, (y) knowing violations of law or, in the case only of claims by the Borrower against the Loan Administrator or the Banks, the Loan Administrator's or the Banks' failure, as the case may be, to comply with its contractual obligations under this Agreement or any other Loan Document or, but only to the extent not waivable thereunder, applicable law. Upon request of the Borrower, the Banks shall request an itemization (with reasonable detail) of all costs and expenses from all third parties for which it seeks reimbursement hereunder and shall provide a copy thereof to the Borrower upon receipt. Further, the Loan Administrator and the Banks shall not be entitled to reimbursement for costs and expenses of third party consultants (other than their regular inside and outside legal counsel) unless an Event of Default has occurred and is continuing or a bona fide dispute exists hereunder.

     SECTION 10.04. Notices. All notices and other communications provided for herein (including, without limitation, any modifications of, or waivers or consents under, this Agreement) shall (unless otherwise indicated) be given or made by telecopy or in writing and telecopied, mailed or delivered to the intended recipient at the address of such party as follows:

     (a)    The Borrower:

            Computational Systems, Incorporated
            Attn:  Bryan J. Collier
            835 Innovation Drive
            Knoxville, Tennessee  37932
            Fax: (423) 675-3100

     And with a copy of such notice to:

            Hugh W. Morgan
            Kramer, Rayson, Leake, Rodgers & Morgan
            2500 Plaza Tower
            800 South Gay Street
            Knoxville, Tennessee 37929
            Fax:  (423) 522-5723

     (b) The Loan Administrator or any Bank at its address shown below its name on the signature pages hereof.

     With a copy of such notice to:

            Hunton & Williams
            900 South Gay Street, Suite 2000
            Knoxville, Tennessee 37901
            Attn:  Jeffrey J. Wall
            Fax: (423) 549-7704

Except as otherwise provided in this Agreement, all such communications shall be deemed to have been duly given when transmitted by telecopier, personally delivered or, in the case of a mailed notice, upon receipt, in each case given or addressed as aforesaid. Any such notice or communication that is delivered by mail shall be presumed to have been received three Business Days after the day it is mailed. Unless otherwise indicated, notices received after 5:00 p.m. Knoxville time on any day shall be deemed to have been given by the sender on the next succeeding Business Day. Any party may change its address for purposes of this Agreement by giving notice of such change to the other parties pursuant to this Section 10.04.

     SECTION 10.05. Governing Law. This Agreement has been prepared, is being executed and delivered, and is intended to be performed in the State of Tennessee, and the substantive laws of such state (without regard to choice of law provisions thereof) shall govern the validity, construction, enforcement and interpretation of this Agreement and all of the other Loan Documents.

     SECTION 10.06. Invalid Provisions. If any provision of any Loan Document is held to be illegal, invalid or unenforceable under present or future laws during the term of this Agreement, such provision shall be fully severable; such Loan Document shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of such Loan Document; and the remaining provisions of such Loan Document shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from such Loan Document. Furthermore, in lieu of each such illegal, invalid or unenforceable provision shall be added as part of such Loan Document a provision mutually agreeable to the Borrower, the Loan Administrator and the Majority Banks as similar in terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable. In the event the Borrower, the Loan Administrator, and the Majority Banks are unable to agree, after good faith negotiations, upon a provision to be added to the Loan Document within a period of ten (10) Business Days after a provision of the Loan Document is held to be illegal, invalid or unenforceable, then a provision acceptable to the Loan Administrator and the Majority Banks as similar in terms to the illegal, invalid or unenforceable provision as is possible and be legal, valid and enforceable shall be added automatically to such Loan Document. In either case, the effective date of the added provision shall be the date upon which the prior provision was held to be illegal, invalid or unenforceable.

     SECTION 10.07. Nonliability of Banks. The relationship between the Borrower and the Banks is, and shall at all times remain, solely that of borrower and lenders, and the Banks and the Loan Administrator neither undertake nor assume any responsibility or duty to the Borrower to review, inspect, supervise, pass judgment upon, or inform the Borrower of any matter in connection with any phase of the Borrower's businesses, operations, or condition, financial or otherwise. The Borrower shall rely entirely upon its own respective judgments with respect to such matters, and any review, inspection, supervision, exercise of judgment, or information supplied to the Borrower by any Bank or the Loan Administrator in connection with any such matter is for the protection of the Banks and the Loan Administrator, and neither the Borrower nor any third party is entitled to rely thereon.

     SECTION 10.08. Binding Effect and Assignability. The Loan Documents shall be binding upon and inure to the benefit of the Borrower, the Loan Administrator and the Banks and their respective successors, assigns and legal representatives; provided, however, that Borrower may not, without the prior written consent of the Loan Administrator and the Banks, assign any rights, powers, duties or obligations thereunder.

     SECTION 10.09. Entirety; Conflicts. The Loan Documents embody the entire agreement between the parties and supersede all prior agreements and understandings, if any, relating to the subject matter hereof and thereof. In the event of any conflict in the provisions of this Agreement with the provisions of any other Loan Document, the provisions of this Agreement shall govern.

     SECTION 10.10. Headings, etc. Article and Section headings and captions and the table of contents hereto are for convenience of reference only and shall in no way affect the interpretation of this Agreement.

     SECTION 10.11. Survival. All representations and warranties made by the Borrower herein shall survive delivery of the Notes and the making of the Loans.

     SECTION 10.12. No Third Party Beneficiary. Without limiting the effect of Sections 10.08 and 10.17, the parties do not intend the benefits of this Agreement to inure to any third party, nor shall this Agreement be construed to make or render the Loan Administrator or the Banks liable to any materialman, supplier, contractor, subcontractor, purchaser or lessee of any property owned by the Borrower, or for debts or claims accruing to any such persons against the Borrower. Notwithstanding anything contained herein or in the Notes, or in any other Loan Document, or any conduct or course of conduct by any or all of the parties hereto, before or after signing this Agreement nor any other Loan Document shall be construed as creating any right, claim or cause of action against the Loan Administrator or the Banks, or any of their officers, directors, agents or employees, in favor of any materialman, supplier, contractor, subcontractor, purchaser or lessee of any property owned by the Borrower, nor to any other person or entity other than the Borrower.

     SECTION 10.13.  Waiver of Jury Trial.  TO THE FULLEST EXTENT PERMITTED
BY LAW, THE LOAN ADMINISTRATOR, THE BANKS AND THE BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT, THE NOTES OR ANY LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (VERBAL OR WRITTEN), OR ACTIONS OF THE LOAN ADMINISTRATOR, THE BANKS, OR THE BORROWER. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE LOAN ADMINISTRATOR AND THE BANKS ENTERING INTO THIS AGREEMENT.

     SECTION 10.14. Arbitration. (a) ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING, BUT NOT LIMITED TO, THOSE ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES OR ANY LOAN DOCUMENT OR INSTRUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW, THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OR JUDICIAL ARBITRATION AND MEDIATION SERVICES, INC. ("J.A.M.S.") AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS AGREEMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

     (b)    SPECIAL RULES.  THE ARBITRATION SHALL BE CONDUCTED IN THE CITY
OF BORROWERS'S DOMICILE AT THE TIME OF THIS AGREEMENT'S EXECUTION AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR. IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION. FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR AN ADDITIONAL 60 DAYS.

            NOTHING IN THIS AGREEMENT, THE NOTES OR ANY LOAN DOCUMENT SHALL
BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVER CONTAINED IN THIS AGREEMENT, THE NOTES OR ANY LOAN DOCUMENT OR (ii) BE A WAIVER BY THE LOAN ADMINISTRATOR OR THE BANKS OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. Section 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW, OR (iii) LIMIT THE RIGHT OF THE LOAN ADMINISTRATOR OR THE BANKS HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST ANY REAL OR PERSONAL
PROPERTY COLLATERAL, OR   TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY
REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. THE LOAN ADMINISTRATOR AND/OR THE BANKS MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSURE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS AGREEMENT, THE NOTES OR ANY LOAN DOCUMENT. NEITHER THE EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

     SECTION 10.15. Multiple Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart.

     SECTION 10.16. Disclosures. The Loan Administrator and each Bank may disclose to, and exchange and discuss with, any other Person (the Loan Administrator, each Bank and each such other Person being hereby irrevocably authorized to do so) any information concerning the Borrower or any Subsidiary (whether received by the Loan Administrator, the Bank or such Person in connection with or pursuant to this Agreement or otherwise) solely as may be determined by the disclosing party to be required by applicable law or necessary or desirable for the purpose of protecting, preserving, exercising or enforcing any rights hereunder or under the Notes, or consulting with respect to any such rights or any rights of the Borrower.

     SECTION 10.17. Sharing of Setoffs. Upon the occurrence and during the continuance of an Event of Default, the holder of any Note shall have the right, in addition to and not in limitation of any right that any such holder may have under applicable law or otherwise, to setoff against the unpaid balance of any Note or Notes or participations therein held by it any debt owing to the Borrower by such holder, including, without limitation, any funds in any deposit account maintained by the Borrower with such holder, and nothing in this Agreement shall be deemed any waiver or prohibition of any Bank's right of banker's lien or setoff. Each holder of a Note agrees that if it shall, through the exercise of a right of banker's lien, setoff, counterclaim or otherwise, obtain payment of a proportion of any Notes held by it in excess of the proportion of the Notes of the other holders of the Notes being paid simultaneously or required hereby to be paid proportionately, it shall be deemed to have simultaneously purchased from such other holders a participation in the Notes held by such other holders so that the aggregate unpaid principal amount of all Notes then outstanding as the principal amount of such note held by it prior to such exercise of banker's lien, setoff or counterclaim or receipt of other payment was to the principal amount of all Notes outstanding prior to such exercise of banker's lien, setoff or counterclaim or receipt of other payment, and it shall promptly remit to each such holder the amount of the participation thus deemed to have been purchased. Borrower expressly consents to the foregoing arrangement and agrees that any holder of a participation in a Note so acquired may exercise any and all rights of banker's lien, setoff, counterclaim or otherwise with respect to any and all moneys owing by such holder to such Borrower as fully as if such holder were a holder of a Note in the amount of such participation. If all or any portion of any such excess payment is thereafter recovered from the holder that received the same, the purchase provided for herein shall be deemed to have been rescinded to the extent of such recovery, without interest. Each holder of a Note agrees to give prompt written notice to the Borrower of any setoff made pursuant to this Section 10.17.

     SECTION 10.18. Repayments in Bankruptcy. In the event any amount of the Indebtedness of the Borrower to the Banks hereunder is paid by the Borrower and because of bankruptcy or other laws relating to creditors' rights the Banks repay any such amounts to the Borrower or to any trustee, receiver or otherwise, then the amounts so repaid shall again become part of the Loans payable by the Borrower.

     SECTION 10.19. Amendment and Restatement. This Agreement amends and restates the First American National Bank Loan Agreement dated as of September 30, 1995 by and between the Borrower and First American.


                            ARTICLE XI

                           DEFINITIONS

     SECTION 11.01. Definitions. For purposes of this Agreement, unless the context otherwise requires, capitalized terms shall have the respective meanings assigned to them in Exhibit A hereto.

     SECTION 11.02. Other Definitional Provisions. (a) Except as otherwise specified herein, all references herein (I) to any Person shall be deemed to include such person's, successors, transferees and assignees, but only, in the case of transferees and assignees of the Borrower, the Loan Administrator and the Banks, to the extent the applicable transfer or assignment complies with the provisions of this Agreement, (ii) to any applicable law defined or referred to herein shall be deemed references to such applicable law as the same may have been or may be amended or supplemented from time to time and
(iii) to any Contract defined or referred to herein shall be deemed references to such Contract (and, in the case of any instrument, any other instrument issued in substitution therefor) as the terms thereof may have been or may be amended, supplemented, waived or otherwise modified from time to time.

     (b) When used in this Agreement, the words "herein", "hereof", and "hereunder" and words of similar import shall refer to this Agreement as a whole and not to any provision of this Agreement, and the words "section", "schedule" and "exhibit" shall refer to Sections of and Schedules and Exhibits to this Agreement unless otherwise specified.

     (c) Whenever the context so requires, the neuter gender includes the masculine or feminine, and the singular number includes the plural, and vice versa.

     (d) All terms defined in this Agreement shall have the defined meanings when used in the Notes, and except as otherwise expressly stated therein, any certificate, opinion or other Loan Document delivered pursuant hereto or referred to herein.

     SECTION 11.03. Accounting Matters. Unless otherwise specified herein, all accounting determinations hereunder and all computations utilized by the Borrower in complying with the covenants contained herein shall be made, all accounting terms used herein shall be interpreted, and all financial statements required to be delivered hereunder shall be prepared, in accordance with Generally Accepted Accounting Principles, except, in the case of such financial statements, for departures from Generally Accepted Accounting Principles that may from time to time be approved in writing by the independent certified accountants who are at the time in accordance with
Section 5.05 reporting on the Borrower's financial statements.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized officers as of the day and year first above written.



                              COMPUTATIONAL SYSTEMS, INCORPORATED


                              By:   /s/ Bryan J. Collier
                                  ------------------------------
                                   Bryan J. Collier
                              Title:  Chief Financial Officer


                              FIRST AMERICAN NATIONAL BANK
                               as Loan Administrator

                              By:   /s/ Joe L. Evans
                                  ------------------------------
                                   Joe L. Evans
                              Title: Vice President
                              Address:  505 South Gay Street
                                        Knoxville, Tennessee 37902


Amount of        Percentage
Commitment        Interest
- ----------       ----------
                              FIRST AMERICAN NATIONAL BANK, as Bank


$6,000,000          50%       By:   /s/ Joe L. Evans
                                  ------------------------------
                                   Joe L. Evans
                              Title:  Vice President

                              Address:  505 South Gay Street
                                        Knoxville, Tennessee 37902
                                  Fax:  (423) 521-5352


                              NATIONSBANK OF TENNESSEE, N.A., as Bank


$6,000,000          50%       By:   /s/ John F. Fisher
                                  ------------------------------
                                   John F. Fisher
                              Title: Senior Vice President
                              Address:  500 Main Avenue
                                        Knoxville, Tennessee 37902
                                  Fax:  (423) 546-2865

                               EXHIBIT A

                              DEFINITIONS
                              -----------

     This is Exhibit A to that certain Amended and Restated Credit Agreement dated as of June 14, 1996, among Computational Systems, Incorporated, as Borrower, First American National Bank, as Loan Administrator, and the Banks listed therein (the "Agreement"). When used in this Exhibit, the words "herein", "hereof", and "hereunder" and words of similar import shall refer to the Agreement, and the words "section", "schedule" and "exhibit" shall refer to Sections of and Schedules and Exhibits to the Agreement, unless otherwise specified.

     "Accounts" means any "Account", as such term is defined in Section 9-106 of the Uniform Commercial Code as adopted in Tennessee, in which Borrower shall now or hereafter have any right, title or interest.

     "Adjusted LIBOR Rate" means, with respect to any LIBOR Loan, the London Interbank Offered Rate for U.S. Dollar-denominated interbank obligations in the London, England, market. For purposes of this definition, a "LIBOR Loan" or "LIBOR Advance" is an advance or refinance of outstanding indebtedness hereunder bearing interest in relation to LIBOR. The LIBOR applicable to a LIBOR Loan made on a given funding day is the LIBOR for obligations with terms of the same number of days (e.g., 30, 60, 90 or 120 days) as the period during which the interest rate on the LIBOR Loan is to remain unchanged (defined in this Agreement as the "Interest Period"), quoted as of 11:00 a.m. London time (a) two (2) Business Days prior to the date of funding, and rounded up to the nearest .01% per annum. The Loan Administrator may determine LIBOR from TELERATE, Reuter Screen or any other generally recognized financial reporting service.

     "Affiliate" means, with respect to any Person, any other Person directly or indirectly, through one or more intermediaries, controlling, controlled by, or under common control with, such first Person. For the purposes of this definition, "control" (including the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of Capital Securities having voting rights or by contract or otherwise. Unless otherwise specified, "Affiliate" means an Affiliate of Borrower.

     "Agreement" means the Amended and Restated Credit Agreement among the Borrower, the Banks and the Loan Administrator, dated as of June 14, 1996, as the same may be amended, modified, supplemented or restated from time to time.

     "Applicable LIBOR Margin" means the annual rate of interest to be added to the Adjusted LIBOR Rate in calculating interest payable on LIBOR Loans and shall be determined based on the ratio of (I) Consolidated Funded Debt to (ii) Consolidated Adjusted EBIDA for which quarterly financial statements have been delivered to the Banks and such determination shall be based on a rolling four quarters basis:

     Ratio                         Applicable LIBOR Margin
     -----                         -----------------------

Greater than or equal to 1.75 to             2.75%
1.00 but less than 2.51 to 1.00

Greater than or equal to                     2.375%
1.51 to 1.00 but less
than 1.75 to 1.00

Less than or equal to 1.50 to 1.00           2.00%

The ratio upon which a determination of "Applicable LIBOR Margin" is based shall be computed on the basis of the financial statements delivered by Borrower pursuant to Section 5.06(a). Changes in the Applicable LIBOR Margin shall be effective as of the first day of the month next succeeding the date of determination. In the event that any financial information provided by Borrower is subsequently determined to be inaccurate and accurate information would have resulted in a higher Applicable LIBOR Margin, such higher Applicable LIBOR Margin shall be given effect retroactively, and Borrower shall promptly pay to the Loan Administrator for the benefit of the Banks such amount as is necessary to give effect to such change.

     "Banks" means the institutions indicated as Banks on the signature pages hereof.

     "Base Rate" means the "Prime Rate" of interest as published daily in The Wall Street Journal under the "Money Rates" section. If no such Prime Rate is published in The Wall Street Journal, the "Base Rate" shall mean the Base Rate of First American (which rate may not be the lowest rate charged by First
American on similar loans).   Each change in the Base Rate shall become
effective without prior notice to the Borrower automatically as of the date of such change in the Base Rate.

     "Base Rate Margin" means zero percent (0%) per annum.

     "Base Rate Loan" shall mean a Loan on which interest accrues based on the Base Rate in accordance with Article I.

     "Borrower" shall have the meaning assigned to such term in the preamble hereof.

     "Borrowing Base" means the sum of the following:

          (a)  80% of Eligible Accounts Receivable, plus

          (b)  50% of Eligible Raw Materials Inventory, plus

             50% of Eligible Finished Goods Inventory.

     "Borrowing Base Certificate" shall mean the certificate in the form attached as Exhibit E to this Agreement.

     "Business Day" means any day other than Saturday, Sunday or a day on which banks are required or authorized to be closed for business in Knoxville, Tennessee, and, with respect to any LIBOR Loan, means any such Business Day on which transactions are effected in deposits of U.S. Dollars in the relevant interbank foreign currency deposits market and on which commercial banks are open for domestic and international business (including dealings in Dollar deposits) in the jurisdiction in which such interbank market is located.

     "Capital Lease" means, as of any date, any lease of property, real or personal, that would be capitalized on a balance sheet of the lessee prepared as of such date in accordance with Generally Accepted Accounting Principles, together with any other lease by such lessee that is in substance a financing lease, including without limitation, any lease under which (a) such lessee has or will have an option to purchase the property subject thereto at a nominal amount or an amount less than a reasonable estimate of the fair market value of such property as of the date such lease is entered into, or (b) the term of the lease approximates or exceeds the expected useful life of the property leased thereunder.

     "Capital Securities" means with respect to any Person that is (a) a corporation, any shares of capital stock of such corporation, (b) a general or limited partnership, any general or limited partnership interest of such
partnership,   a limited liability company, any stock or other membership or ownership interests in such limited liability company, and also means any security convertible into, or any option, warrant or other right to acquire,
any of the items described in clause (a), (b) or   above of such Person.

     "Capitalized Lease Obligations" means all obligations of Borrower and its Consolidated Subsidiaries under Capital Leases.

     "Cash Management System" means the cash management system and account(s) of the Borrower maintained and administered by First American.

     "Closing Date" means June 14, 1996, or such other date as the Borrower and the Banks may agree.

     "Closing Fee" shall have the meaning assigned to such term in Section
1.05 hereof.

     "CMLTD" means current maturities of Consolidated Long Term Debt and shall be determined both as to classification of items and amounts in accordance with Generally Accepted Accounting Principles and shall also include 20% of the outstanding principal and all accrued, unpaid interest under the Loans.

     "Commitment Termination Date" means the Maturity Date, or such earlier date and time on which the Commitments are terminated pursuant to Article VIII.

     "Compliance Certificate" shall mean a certificate of the chief financial officer of Borrower in the form of Exhibit D hereto setting forth computations in reasonable detail as of the date thereof of compliance with Article VII.

     "Commitment" means, with respect to each Bank, the amount of the Commitment of such Bank as set forth opposite such Bank's name on the signature pages hereof, as the same may be reduced from time to time pursuant to this Agreement.

     "Consolidated Adjusted Debt Service" means, for any twelve month period, the sum (determined on a consolidated basis) for Borrower and its Consolidated Subsidiaries of (a) CMLTD for such period, plus (b) current maturities of
Capital Leases, plus   Interest Expense for such period.

     "Consolidated Adjusted EBIDA" means, for any period, consolidated earnings of the Borrower and its Consolidated Subsidiaries for such period after taxes but before depreciation, amortization and Interest Expense, less dividends paid for such period.

     "Consolidated Current Assets" means, at any date, the aggregate amount of all assets of Borrower and its Consolidated Subsidiaries determined on a consolidated basis that would be classified as current assets according to Generally Accepted Accounting Principles.

     "Consolidated Current Liabilities" means, at any date, the aggregate amount of all liabilities of Borrower and its Consolidated Subsidiaries determined on a consolidated basis that would be classified as current liabilities according to Generally Accepted Accounting Principles.

     "Consolidated Funded Debt" means, as of any date, the sum of the following, without duplication, (I) all Indebtedness of the Borrower and its Consolidated Subsidiaries as of such date, other than Consolidated Current Liabilities, (ii) all Indebtedness which would be classified as "funded indebtedness" or "long-term indebtedness" on a consolidated balance sheet of Borrower and its Consolidated Subsidiaries prepared as of such date in accordance with Generally Accepted Accounting Principles, (iii) all Indebtedness of Borrower and its Consolidated Subsidiaries having a final maturity (or which is renewable or extendable at the option of the Obligor for a period ending) more than one year after the date of creation thereof, notwithstanding the fact that payments in respect thereof (whether installment, serial maturity, or sinking fund payments, or otherwise) are required to be made by the Obligor less than one year after the date of creation thereof, (iv) all Indebtedness of Borrower and its Consolidated Subsidiaries under a revolving credit or similar agreement providing for borrowings over a period of more than one year, (v) the present value (discounted at the implicit rate, if known, or ten percent (10%) per annum otherwise) of all obligations in respect of Capital Leases of Borrower and its Consolidated Subsidiaries, and (vi) all obligations under Guaranties of Borrower and its Consolidated Subsidiaries.

     "Consolidated Long Term Debt" means, for any period, the consolidated long term debt of Borrower and its Consolidated Subsidiaries for such period (taken as a cumulative whole) all as delivered in accordance with Generally Accepted Accounting Principles.

     "Consolidated Subsidiaries" means, as of any date, all Affiliates of Borrower included as of such date in the consolidated financial statements of Borrower.

     "Consolidated Tangible Net Worth" means, at any date, the net worth of Borrower and its Consolidated Subsidiaries after subtracting therefrom the aggregate amount of intangible assets including, without limitation, goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks, brand names, experimental or organization expenses, unamortized debt discount and expenses, deferred charges, and treasury stock and all subordinated stockholder loans, including, but not limited to, accounts or subordinated stockholder loans evidenced by promissory notes or other instruments.

     "Consolidated Total Net Worth" means, at any date, the consolidated total net worth of Borrower and its Consolidated Subsidiaries on such date (taken as a cumulative whole) all as determined in accordance with Generally Accepted Accounting Principles.

     "Consolidated Total Liabilities" means, at any date, the consolidated total liabilities of Borrower and its Consolidated Subsidiaries on such date (taken as a cumulative whole) all as determined in accordance with Generally Accepted Accounting Principles.

     "Contract" means an indenture, agreement (other than this Agreement), other contractual restriction, lease, instrument (other than the Notes), certificate or Organizational Document.

     "Controlled Group" means (a) the controlled group of corporations as defined in Section 1563 of the Internal Revenue Code or (b) the group of trades or businesses under common control as defined in Section 414 of the Internal Revenue Code of which the Borrower is a part or may become a part.

     "Controlling Interests" means ownership of a sufficient interest in a Person to approve mergers, sales of assets, dissolutions, amendments to Organizational Documents and other acts requiring a "supermajority" vote under applicable law and such Person's Organizational Documents.

     "Conversion Date" means the date on which any Loan is converted from a Base Rate Loan or a LIBOR Loan to a Loan of a different type pursuant to
Section 1.07 hereof.

     "Deed of Trust" means the Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of June 14, 1996 made by the Borrower to a trustee for the benefit of the Loan Administrator (as collateral agent) on behalf of the Banks, as the same may be amended, modified, restated or supplemented from time to time.

     "Default Rate" means the Base Rate plus two percent (2%) per annum.

     "Default" means an Event of Default or any condition or event that with the giving of notice or the lapse of time or both would become an Event of Default.

     "Dollars" and the sign "$" shall refer to lawful currency of the United States of America.

     "Eligible Accounts Receivable" means such Accounts which are and at all times shall continue to be acceptable to the Banks in all respects; subject, however, to the following restrictions: (i) the Borrower must have lawful and absolute title to such Accounts; (ii) such Accounts do not remain unpaid for more than ninety (90) days after their respective billing or invoice dates;
(iii) such Accounts are valid, legally enforceable obligations of the account debtors; (iv) such Accounts are not subject to any known counterclaim or other claim or defense on the part of the account debtors asserted in good faith and in writing or to any known claim on the part of the account debtors denying liability for such Accounts in whole or in part, asserted in good faith and in writing; (v) the Borrower has the full and unqualified right to assign and grant a security interest in such Accounts to the Banks as security for the Obligations; (vi) such Accounts are not subject to any security interest or Lien in favor of any Person other than the Lien of the Banks; (vii) such Accounts are evidenced by an invoice rendered to the account debtor and are not evidenced by any instrument or chattel paper; (viii) such Accounts have arisen from the absolute sale (any sale on consignment, approval or sale-and-return basis under policies approved by the Banks shall not become absolute unless and until any period during which the sale may be rescinded or the such goods could be returned has expired and they have not been returned) of goods or services by the Borrower in the ordinary course of the Borrower's business, and with respect to the goods subject of the Accounts, such goods have been shipped or delivered to, or at the instruction of, the account debtors for such Accounts; (ix) the account debtors in respect of such Accounts are not
(A) an affiliate or employee of the Borrower, or (B) any foreign government or any agency, department or instrumentality thereof whose account is not supported by a letter of credit; and (x) such Accounts are not owing by an account debtor subject to any reorganization, bankruptcy, receivership, custodianship, insolvency or other like condition. Notwithstanding the above, criteria for eligibility shall be fixed and revised from time to time solely by the Banks in their exclusive judgment.

     "Eligible Finished Goods Inventory" means, as of any time, all "finished goods" Inventory of the Borrower which is in good and saleable condition, is not obsolete or unmerchantable, in which the Banks have been granted a first priority security interest which the Banks have perfected and is acceptable to the Banks in all respects in the Banks' exclusive judgment.

     "Eligible Raw Materials Inventory" means, as of any time, all raw materials used or intending to be used by the Borrower in the production of its Inventory, which is in good and useable condition, is not obsolete, in which the Banks have been granted a first priority security interest which the Banks have perfected and which is acceptable to the Banks in all respects in the Banks' exclusive judgment.

     "Environmental Laws" means all laws relating to Hazardous Waste disposal, Toxic Substances, or environmental conservation.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, together with all regulations and official rulings and interpretations issued pursuant thereto.

     "ERISA Affiliate" means any corporation or trade or business, whether or not incorporated, which together with the Borrower would be treated as a single employer under ERISA or the Internal Revenue Code.

     "Event of Default" shall have the meaning assigned to such term in
Article VIII.

     "Facility Fee" shall have the meaning assigned to such term in Section
1.06 hereof.

     "Federal Reserve Board" means the Board of Governors of the Federal Reserve System and any successor agency.

     "Generally Accepted Accounting Principles" means those generally accepted accounting principles and practices that are recognized as such by the American Institute of Certified Public Accountants acting through its Accounting Principles Board or by the Financial Accounting Standards Board or through other appropriate boards or committees thereof and that are consistently applied for all periods after the date of the most recent balance sheet of Borrower referred to in Section 5.06 so as to properly reflect the financial condition, and the results of operations and cash flows, of Borrower and its Consolidated Subsidiaries, except that any accounting principle or practice required to be changed by the Accounting Principles Board or Financial Accounting Standards Board (or other appropriate board or committee of such Boards) in order to continue as a generally accepted accounting principle or practice may so be changed. In the event of a change in Generally Accepted Accounting Principles, the Banks and the Borrower will thereafter negotiate in good faith to revise any covenants of this Agreement affected by such change in order to make such covenants consistent with Generally Accepted Accounting Principles then in effect.

     "Governmental Authority" means (a) with respect to the Borrower, any government (or any political unit thereof), court, bureau, agency or other governmental authority having or claiming jurisdiction over the Borrower or any of its businesses, operations or properties and (b) with respect to the Loan Administrator, the Banks and their Affiliates, the Federal Reserve Board, the Comptroller of the Currency, any state banking regulator or any other government (or any political unit thereof), court, bureau, agency or other governmental authority having or claiming jurisdiction or regulatory authority over the Loan Administrator, such Bank or their Affiliates or any of their respective businesses, operations or properties.

     "Guaranty" of any Person means any contract, agreement or understanding of such Person pursuant to which such Person provides for the payment of any Indebtedness of any other Person (the "Primary Obligor") or otherwise protecting, or having the practical effect of protecting, the holder of such Indebtedness against loss, in any manner, whether directly or indirectly, contingent or otherwise, including without limitation agreements: (a) to purchase such Indebtedness or any property constituting security therefor, (b) to advance or supply funds (I) for the purchase or payment of such Indebtedness, or (ii) to maintain net worth or working capital or other balance sheet conditions, or otherwise to advance or make available funds for
the purchase or payment of such Indebtedness,   to purchase property,
securities or service primarily for the purpose of assuring the holder of such Indebtedness of the ability of the Primary Obligor to make payment of the Indebtedness, or (d) otherwise to assure the holder of the Indebtedness of the Primary Obligor against loss in respect thereof.

     "Hazardous Wastes" means all waste materials subject to regulation or defined as such under the Comprehensive Environmental Response, Compensation, and Liability Act as modified by the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substance Control Act, or any applicable state law and any other applicable federal, state or local laws and their regulations now in force or hereafter enacted relating to hazardous waste disposal or environmental conservation.

     "Indebtedness" means, with respect to any Person and without duplication: (a) all obligations of such Person for borrowed money or the deferred purchase price of goods or services (except trade payables in the ordinary course of business); (b) all obligations of such Person in respect of any Guaranty (other than endorsements of checks for deposit in the ordinary
course of business),   all obligations of such Person in respect of any
Capital Lease, (d) all obligations, indebtedness and liabilities, including any refinancings thereof, secured by any lien or any security interest on any property or assets of such Person, and (e) all Mandatorily Redeemable Securities of such Person valued in accordance with Generally Accepted Accounting Principles.

     "Intercreditor Agreement" means the Intercreditor Agreement dated as of June 14, 1996 by and among the Borrower and the Banks, as the same may be amended, modified, restated or supplemented from time to time.

     "Interest Expense" means, for any period, all interest in respect of Indebtedness accrued or capitalized during such period (whether or not actually paid during such period).

     "Interest Payment Date" means (a) with respect to each LIBOR Loan, (I) the last day of each Interest Period for all Loans having a one (1), two (2) or three (3) month Interest Period and the Commitment Termination Date, as applicable, and (ii) the last day of the second month and the last day of the Interest Period and the Commitment Termination Date, as applicable, for all LIBOR Loans having a four (4) month Interest Period; and (b) with respect to each Base Rate Loan, the first day of each calendar month and the Commitment Termination Date.

     "Interest Period" means, as to any LIBOR Loan, the period commencing on the date of such LIBOR Loan or continuation thereof and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is one (1), two (2), three
(3) or four (4) months thereafter, as the Borrower may elect; provided, however, that (y) if any Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (z) no Interest Period with respect to any LIBOR Loan shall end later than the Commitment Termination Date.

     "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, and all regulations and official rulings and interpretations thereunder or thereof.

     "Inventory" has the meaning provided in the Security Agreement.

     "Legal Requirement" means any requirement imposed upon the Loan Administrator or any Bank by any law of the United States of America or any other jurisdiction exercising or claiming authority over the Loan
Administrator or such Bank, including without limitation, any regulation, order, interpretation, ruling or official directive (whether or not having the force of law) of any Governmental Authority.

     "LIBOR Loan" means a Loan on which interest accrues based on the Adjusted LIBOR Rate in accordance with Article I and as further defined in the definition of "Adjusted LIBOR Rate".

     "Lien" means any lien, mortgage, security interest, tax lien, attachment, levy, charge, pledge, encumbrance, conditional sale or title retention arrangement, or any other interest in property or assets (or the income or profits therefrom) designed to secure the repayment of Indebtedness, whether consensual or nonconsensual and whether arising by agreement or under any statute or law, or otherwise.

     "Loan Account" shall have the meaning assigned to such term in Section
1.02 hereof.

     "Loan Administrator" shall have the meaning assigned to such term in the preamble hereof, and any successor thereto pursuant to Article IX hereof.

     "Loan Documents" means this Agreement, the Notes, the Deed of Trust, the Security Agreement, the Intercreditor Agreement and any other document now or hereafter executed or delivered in connection with this Agreement or the Obligations, including, without limitation, any life insurance assignment, title commitment or policy, pledge agreement, security agreement, financing statement, deed of trust, mortgage, promissory note, or subordination agreement (including any renewals, extensions and refundings thereof and any modifications, supplements and amendments thereto and substitutes therefor), each of which shall be in form and substance satisfactory to the Banks.

     "Loan" means an amount advanced pursuant to Section 1.01 and a Loan of a "type" means a Loan that bears, or is to bear, as the context may require, interest based on the Base Rate or Adjusted LIBOR Rate.

     "Majority Banks" means, as of any date, Banks holding Notes representing one hundred percent (100%) of the aggregate unpaid principal amount of the Loans outstanding on such date, and in the event no Loans are outstanding on such date, Banks holding one hundred (100%) of the aggregate Commitments of all Banks.

     "Mandatorily Redeemable Securities" means, as applied to a Person, any of such Person's Capital Securities or debt to the extent that it is redeemable, payable or required to be purchased or otherwise retired or extinguished (a) at a fixed or determinable date, whether by operation of a sinking fund or otherwise, (b) at the option of any Person other than such
Person or   upon the occurrence of a condition not solely within the control of such Person, such as a redemption required to be made out of future earnings.

     "Margin Stock" means "margin stock" as defined in Regulation U or G.

     "Material Adverse Effect" means any material adverse effect upon (a) the validity, performance or enforceability of any Loan Document, (b) the financial condition or business operations of Borrower or any Material
Subsidiary, or   the ability of the Borrower to fulfill its obligations under the Loan Documents.

     "Material Management Change" means the termination of employment by the Borrower, or the substantial demotion with respect to management responsibilities, of any of the following management personnel: (a) Ron
Canada, (b) Ken Piety and   Bryan Collier (such persons, collectively, the
"Material Managers"), except as a result of death, disability, or retirement.

     "Material Ownership Change" means any change in the Material Managers' beneficial ownership of the Capital Securities of the Borrower resulting from the transfer, sale or other disposition (including, without limitation, the creation of a lien thereon) of such Capital Securities, whereby the Material Managers' aggregate ownership is at any time less than 35% of the issued and outstanding Capital Securities of the Borrower.

     "Material Subsidiary" means any of the Subsidiaries listed on Schedule 4.06(a) and any other domestic Subsidiary now or in the future that has annual revenues (either historically or on a pro forma basis) exceeding 2.25% of total consolidated revenues of Borrower and its Consolidated Subsidiaries, provided that the sum of all revenues of all Material Subsidiaries shall not be less than 75% of total consolidated revenues of Borrower and its Consolidated Subsidiaries, and if less, additional Subsidiaries (in descending order of total revenues) shall become Material Subsidiaries until the sum of all revenues exceeds 75%.

     "Maturity Date" means April 30, 1999.

     "Maximum Permitted Rate" means, with respect to interest payable on any amount, the rate of interest on such amount that, if exceeded could, under applicable law, result in (a) civil or criminal penalties being imposed on any Bank or (b) any Bank's being unable to enforce payment of (or if collected, to retain) all or part of such amount or the interest payable thereon.

     "Mortgagee Title Insurance Policy" means the title insurance policy issued by Lawyers Title Insurance Corporation from Title Commitment No. 52763/LES insuring the lien of the Deed of Trust.

     "Notes" means the promissory notes executed by the Borrower and delivered to the Banks pursuant to Section 1.03 of this Agreement, together with any renewals, extensions, replacements or modifications thereof.

     "Obligations" means all indebtedness, liabilities and obligations, whether now existing or hereafter arising, direct or indirect, fixed or contingent, secured or unsecured, matured or unmatured, joint, several or joint and several, arising out of or in connection with this Agreement, the Notes, the Loans or any other Loan Document or other document executed or delivered in connection with this Agreement or the Loans.

     "Organizational Documents" means the fundamental organizational and governing documents of a Person and includes, without limitation, (a) in the case of a corporation, its articles of incorporation and other charter documents, bylaws and agreements among shareholders, (b) in the case of a partnership, its certificate of partnership, partnership agreement and other
agreements among partners and   in the case of a limited liability company,
its articles of organization, operating agreement and other agreements among members.

     "Percentage" means, with respect to each Bank, the percentage set forth opposite the name of such Bank on the signature pages hereof.

     "Permitted Liens" shall mean the Liens permitted pursuant to the provisions of Section 6.01.

     "Person" shall include an individual, a sole proprietorship, a corporation, a joint venture, a general or limited partnership, a trust, an unincorporated organization, a mutual company, a joint stock company, an estate, a union, an employee organization or a Governmental Authority.

     "Plan" means an employee benefit plan as defined in Section 3(3) of ERISA maintained by the Borrower or any Subsidiary for employees of the Borrower and/or the Subsidiaries, and every other employee benefit arrangement not subject to ERISA, including but not limited to, those arrangements providing profit-sharing, stock bonus, stock option, executive compensation, deferred compensation, severance, hospitalization, medical, dental, disability or life insurance benefits.

     "Premises" means any and all of the real property owned, leased or otherwise used by Borrower and its Material Subsidiaries.

     "Regulations D, G, U and X" means Regulations D, G, U and X of the Federal Reserve Board, as the same is from time to time in effect, and all official rulings thereunder or thereof.

     "Regulatory Change" means (a) any new, or any change in any existing, law, regulation, interpretation, directive or request (whether or not having the force of law) or (b) any change in the administration or enforcement of any such applicable law, regulation, interpretation, directive or request that becomes effective after the date of this Agreement, whether as a result of an enactment or determination of a Governmental Authority or otherwise.

     "Repayment Date" means the later of (a) the Commitment Termination Date or the reduction to zero of the Commitments, whichever first occurs and (b) the date on which the Loans and all other amounts payable hereunder are paid in full.

     "SEC" means the Securities and Exchange Commission of the United States and any successor agency thereto.

     "Security Agreement" means the Amended and Restated Security Agreement made by the Borrower, Windrock, Inc. and MachineView, Inc. for the benefit of the Loan Administrator dated as of June 14, 1996, as such may be amended, modified, restated or supplemented from time to time.

     "Solvent" means, with respect to any Person on a particular date, that on such date (a) the fair value of the property of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person, (b) the amount that will be required to pay the probable liabilities of such Person on its debts as they become absolute and matured will not be greater than the fair salable value of the assets of such
Person at such time,   such Person is able to realize upon its assets and pay
its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (d) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature, and
(e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital after giving due consideration to prevailing practices in the industry in which such Person is engaged. In computing the amount of any contingent liability at any time, it is intended that such liability will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that might reasonably be expected to become an actual or matured liability.

     "State Official" means, with respect to any Person, the Secretary of State or other appropriate official of the jurisdiction in which such Person was incorporated or organized who is authorized to certify official records of such Person on file in such jurisdiction.

     "Subsidiary" means, with respect to any Person, any other Person fifty percent (50%) or more of the outstanding Capital Securities of each class of which is owned or controlled, directly or indirectly, by such first Person and its Affiliates.

     "Tax" means, in relation to any LIBOR Loan and the applicable LIBOR, any federal, state, local or foreign tax, levy, impost, duty, deduction, withholding or other charge of whatever nature required by any Legal Requirement (a) to be paid by the Banks or (b) to be withheld or deducted from any payment otherwise required hereby to be made by the Borrower to the Banks; provided, however, that the term "Tax" shall not include any taxes imposed upon the net income of the Banks by the United States, any political subdivision thereof or any other taxing authority.

     "Toxic Substances" means and includes any materials present on the Premises which have been shown to have significant adverse effects on human health or which are subject to regulation under the Toxic Substances Control Act, applicable state law, or any other applicable federal, state or local laws now in force or hereafter enacted relating to toxic substances. "Toxic Substances" includes, but is not limited to, asbestos, polychlorinated biphenyls ("PCBs"), petroleum products, and lead-based paints.

                                                        EXHIBIT B
          [Form of Amended and Restated Revolving Note]

$6,000,000                                   Knoxville, Tennessee
                                                    June 14, 1996

     FOR VALUE RECEIVED, COMPUTATIONAL SYSTEMS, INCORPORATED, a Tennessee corporation (the "Borrower"), hereby promises, to pay to the order of
                (the "Bank"), at the office of First American National
Bank, as Loan Administrator (the "Loan Administrator"), at 505 South Gay Street, Knoxville, Tennessee 37902, on the dates provided in the Amended and Restated Credit Agreement dated as of the date hereof among the Borrower, the Loan Administrator and the Banks described therein (the "Credit Agreement"), but in no event later than the Commitment Termination Date, in lawful money of the United States of America, in immediately available funds, the principal amount of SIX MILLION DOLLARS ($6,000,000) or, if less than such principal amount, the aggregate unpaid principal amount of the Loans (as defined in the Credit Agreement) made by the Bank to the Borrower pursuant to the Credit Agreement, and to pay interest from the date hereof on the unpaid principal amount hereof, in like money, at said office, on the dates and at the rates selected in accordance with Article I of the Credit Agreement.

     The Borrower promises to pay interest, payable on demand, on any overdue principal and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement. Additionally, if any payment is past due by five (5) days or more, the Borrower agrees to pay the holder a late charge of (I) 5% of such payment amount or (ii) any lesser maximum amount permitted under applicable law. No late charge, however, shall be imposed on any payment made on time and in full solely by reason of any previously accrued and unpaid late charge.

     The Borrower hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The nonexercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

     All borrowings evidenced by this Note and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be evidenced by the books and records of the Loan Administrator and the Bank.

     This Note is one of the Notes referred to in the Credit Agreement which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional prepayment of the principal hereof prior to the maturity thereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. This Note shall be construed in accordance with and governed by the laws of the State of Tennessee. [This Note amends and restates (a) the Amended and Restated Revolving Credit Note dated September 30, 1995 made by Borrower payable to First American National Bank in the principal amount of $4,000,000.] [FOR FIRST AMERICAN NOTE ONLY]

          IN WITNESS WHEREOF, the party hereto have caused this Note to be duly executed by its duly authorized officer as of the day and year first above written.


                              COMPUTATIONAL SYSTEMS, INCORPORATED


                              By:
                                  -------------------------------
                                      Bryan J. Collier
                              Title:  Chief Financial Officer

                                          EXHIBIT C


                   CONDITIONS TO INITIAL LOANS


     This is Exhibit C to that certain Amended and Restated Credit Agreement dated as of June 14, 1996, Computational Systems, Incorporated, First American National Bank, as Loan Administrator, and the Banks listed therein (the "Agreement"). All capitalized terms used but not defined herein or in the appendices hereto shall have the meanings given to them in the Agreement.

     1. The Borrower shall have delivered, or caused to be delivered, to each Bank:

     (a) a duplicate original of the Agreement executed on the Borrower's behalf by its duly authorized officer.

     (b) a duly executed Note payable to its order and otherwise complying with the provisions of Section 1.02 of the Agreement.

     (c) the Deed of Trust executed on the Borrower's behalf by its duly authorized officer and such Deed of Trust shall have been recorded in the Register's Office of Knox County, Tennessee.

     (d) the Security Agreement executed on the Borrower's behalf by its duly authorized officer.

     (e) UCC Financing Statements executed on the Borrower's behalf by its duly authorized officer and such Financing Statements shall have been recorded in the proper filing offices.

     (f) the written opinion of Kramer, Rayson, Leake, Rodgers & Morgan, counsel to the Borrower, substantially in the form attached as Appendix 1 to this Exhibit, and addressing such other legal matters as the Banks and their counsel may require.

     2. The Borrower shall have delivered, or caused to be delivered, to the Loan Administrator:

     (a) a copy of the Borrower's Articles of Incorporation or Charter, as amended, certified as of a recent date by a State Official.

     (b) a certificate of a State Official, dated as of a recent date, as to the good standing and charter documents of the Borrower on file in the office of such State Official.

     (c) a certificate of the Secretary or an Assistant Secretary of the Borrower dated as of the Closing Date substantially in the form attached as Appendix 2 to this Exhibit.

     (d) a certificate of the Chief Financial Officer of the Borrower, substantially in the form attached as Appendix 3 to this Exhibit, certifying that (I) the Borrower is in compliance with all the terms and provisions of the Agreement and at the time of and immediately after such borrowing no Default has occurred or is continuing and (ii) the representations and warranties contained in Article IV of the Agreement are true and correct.

     (e) certified copies of all consents and required governmental approvals, if any, necessary for the execution, delivery and performance of the Agreement, the Notes, and the other Loan Documents and the transactions contemplated thereby.

     (f) payment in full of all fees required to be paid on the Closing Date (including the fees, if any, payable pursuant to Section 1.05 of the Agreement) and all of the Banks' out-of-pocket costs and expenses (including counsel fees and disbursements) payable in accordance with Section 10.03 for which invoices have been submitted on or prior to such date.

     (g) a notice of such Loan as required by Section 1.02 of the Agreement.

     (h) such other documents as the Loan Administrator, the Banks and/or their counsel may request, including, without limitation, (I) an appraisal of the Borrower's premises located at 835 Innovation Drive, Knoxville, Tennessee,
(ii) an environmental survey of those premises, (iii) a title insurance commitment in favor of the Loan Administrator and/or Banks, and (iv) a metes and bounds property survey of the premises identified in (I) above, all in form and substance reasonably satisfactory to the Loan Administrator and the Banks.

                            APPENDIX 1

                         FORM OF OPINION

               [Letterhead of Counsel to Borrower]

                          June 14, 1996

[Addressed to the Loan Administrator and the Banks]

Dear Sirs:

     We have acted as counsel to Computational Systems, Incorporated a Tennessee corporation ("Borrower"), in connection with the preparation, execution and delivery of the Amended and Restated Credit Agreement dated as of June 14, 1996 (the "Credit Agreement"), among the Borrower and First American National Bank, as loan administrator (the "Loan Administrator") and lender, and the lenders named therein (collectively, the "Banks").

     Terms capitalized but not defined herein shall have the meanings given to them in the Credit Agreement.

     In so acting, we have reviewed executed copies of the Credit Agreement, the Notes and the other Loan Documents. We have relied upon originals or copies certified or otherwise identified to our satisfaction, of such records, documents, certificates, and other instruments, and have made such other investigations, as in our judgment are necessary or appropriate to enable us to render the opinions expressed below. Except with respect to the Borrower, we have assumed the genuineness of all signatures and the authenticity of all documents submitted to us as originals, the conformity to original documents of all documents submitted to us as certified copies or photocopies and the authenticity of the originals of such latter documents.

     Based upon and subject to the foregoing and the qualifications and assumptions set forth below, we are of the opinion that:

     1. The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Tennessee. The Borrower has the corporate power and authority to own its properties and to carry on its businesses as now conducted and is duly qualified to do business, and is in good standing as a foreign entity in all jurisdictions wherein such qualification is required by reason of the nature of its business and activities or the location of its property. The Borrower has the corporate power to execute, deliver and perform the Credit Agreement, to borrow thereunder and to execute and deliver the Notes.

     2. The execution and delivery by the Borrower of, and performance by the Borrower of the obligations provided for in, the Loan Documents have been duly authorized by all proper and necessary corporate action. Each of the Loan Documents to which the Borrower is a party has been duly executed and delivered by the Borrower.

     3. The Loan Documents constitute the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their terms, except as may be limited by (a) bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the rights of creditors generally and (b) general principles of equity (whether considered in a proceeding at law or in equity).

     4. No action, suit, proceeding, inquiry or investigation before or by any arbitrator or any court, public body, board, administrative agency or other Governmental Authority is pending or, to best of our knowledge, threatened against or affecting the Borrower.

     5. To the best of our knowledge, the Borrower is not in default with respect to any judgment, writ, injunction, decree, rule or regulation of any governmental instrumentality or other agency where such default could have a material and adverse effect on the financial condition of the Borrower.

     6. No approval of, consent from or filing with, any Governmental Authority or any other Person, which approval, consent or filing has not heretofore been obtained, given or made, is required in connection with the execution and delivery by the Borrower of any of the Loan Documents.

     7. The execution and delivery of the Loan Documents, the consummation of the transactions therein contemplated, the performance of and compliance with the provisions thereof and the application of the proceeds of the Loans as therein contemplated do not and will not (A) violate, conflict with, result in the breach of, or constitute a default under (I) any provision of law, (ii) the Organizational Documents of the Borrower, (iii) any instrument, agreement or contract to which the Borrower is a party, or by or to which the Borrower or any properties of the Borrower may be affected, bound or subject, or (iv) any order, writ, injunction or decree of any court, arbitrator or Governmental Authority, or (B) result in the creation or imposition of any lien, charge or encumbrance upon any assets of the Borrower except in favor of the Loan Administrator (as collateral agent for the benefit of the Banks) and/or the Bank.

     8. The execution, delivery and performance of the Credit Agreement and the use of the proceeds of the Loans thereunder do not and will not constitute a violation of Regulations G, X or U of the Board of Governors of the Federal Reserve System.

     9. The Security Agreement is in a form sufficient to create a valid security interest under Article 9 of the Code in those items and types of Collateral which are subject to the provisions of Article 9 of the Code (such Collateral collectively referred to hereinafter as the "UCC Collateral") as security for the payment of the Obligations. We express no opinion as to the status of title to, or concerning the priority of any lien or security interest encumbering the UCC Collateral.

     The UCC-3 Financing Statements to be filed in Tennessee are in proper form for filing in the Office of the Secretary of State of Tennessee (the "Filing Office"). With respect to the UCC-3 Assignments executed by First American National Bank in favor of the Loan Administrator in connection with First American National Bank's assignment of its security interest in the UCC Collateral to the Loan Administrator (collectively, the "UCC-3 Assignments"), the due filing and indexing of the UCC-3 Assignments among the financing statements records of the Filing Office will be sufficient to validly assign the security interest perfected by the UCC-1 Financing Statements referred to in the UCC-3 Assignments to the Loan Administrator as secured party for the benefit of the Banks, and such UCC-3 Assignments shall not act to terminate the security interest previously perfected by the UCC-1 Financing Statement referred to in the UCC-3 Assignments. Once value has been given by the Banks, the due filing and indexing of the UCC-3 Assignments among the financing statements records of the Filing Office will be sufficient to perfect and/or continue the perfection of, as applicable, the security interests created by the Security Agreement in those items and types of the UCC Collateral in which a security interest may be perfected by the filing of a financing statement in the State of Tennessee under the Code. No further filing or refiling or any other action is necessary under the Code to perfect or maintain such perfection, except that a continuation statement must be filed within the period of eight months prior to the expiration of five years from the date of each original filing and within the period of eight months prior to the expiration of each succeeding period of five years from the date of such original filing to maintain the effectiveness of the filings referred to in this paragraph.

     10. The Deed of Trust creates in favor of the Loan Administrator for the benefit of the Banks a legal, valid, binding and enforceable lien encumbering the Borrower's interest in the real property described in the Deed of Trust. With respect to all matters of title to the real property described in the Deed of Trust, we understand that you are relying upon a mortgagee title insurance policy being issued effective as of this date and, thus, we express no opinion as to the status of title to such real property or concerning the priority of the real property lien on the Deed of Trust.

      11. The payment by the Borrower and receipt by the Banks, as applicable, of interest and other payments required to be paid pursuant to the terms of the Credit Agreement and the Notes will not constitute unlawful interest or otherwise violate the usury laws of the State of Tennessee.

     This opinion is being delivered to you at the request of our clients pursuant to Section 1 of Exhibit C to the Credit Agreement. This opinion is solely for your benefit and may not be relied upon by any other person without our prior written consent.

     We are members of the Bar of the State of Tennessee and express no opinion with respect to the law of any jurisdiction other than the laws of the State of Tennessee and the federal laws of the United States, in each case as in effect on the date hereof.

                                   Very truly yours,

                            APPENDIX 2

                 FORM OF SECRETARY'S CERTIFICATE

               Computational Systems, Incorporated
                         (the "Company")

                Secretary's Certificate Regarding
                    Incumbency, Resolutions,
  Articles of Incorporation, By-Laws and Certificate of Existence
  ---------------------------------------------------------------

     The undersigned, being the duly appointed, qualified and acting Secretary of the Company, hereby certifies that the persons named below are, on the date hereof, the duly elected, qualified and acting officers of the Company and occupy the offices set opposite their respective names, and the signatures opposite their names below are their true and correct signatures:

Name                Office                   Signature

                                             ------------------

                                             ------------------
                                             ------------------

     and hereby further certifies that:

     (a)  The Board of Directors of the Company adopted, on               ,
at a duly called meeting at which a quorum was present and voting throughout, the resolutions set forth in Exhibit "A" attached hereto, none of which has been amended or repealed in any respect since such date, and all of which remain in full force and effect as of the date hereof.

     (b) Attached hereto as Exhibit "B" is a true, correct and complete copy of the Articles of Incorporation of the Company, certified by the appropriate State Official, and no action has been taken by the Board of Directors of the Company or its Shareholders to amend or in contemplation of amending the Articles of Incorporation since such certification date.

     (c) Attached hereto as Exhibit "C" is a true, correct and complete copy of the By-Laws of the Company in effect on the date hereof.

     (d) Attached hereto as Exhibit "D" is a true, correct and complete copy of the Certificate of Existence of the Company issued by the appropriate State Official certifying the good standing of the Company in the State of Tennessee.

     IN WITNESS WHEREOF, I have hereunto set my hand as of this     day of
June, 1996.



                                                 , Secretary




     I,                    ,                       of the Company do hereby
certify that                    is the duly elected, qualified and acting
Secretary of the Company, and that his signature set forth above is his true signature.

     IN WITNESS WHEREOF, I have hereunto set my hand as of this     day of
June, 1996.

                            APPENDIX 3

                  FORM OF OFFICER'S CERTIFICATE

                       [Company letterhead]

               Computational Systems, Incorporated
                         (the "Company")


     The undersigned, who is Chief Financial Officer of the Company, in connection with a certain Amended and Restated Credit Agreement dated as of June 14, 1996 (the "Credit Agreement"), among the Company, the banks listed therein (the "Banks") and First American National Bank, as the loan administrator for the Banks (the "Loan Administrator"), hereby certifies to the Loan Administrator and each of the Banks that, as of the date of this certificate:

     (a) The Company is in compliance with all the terms and provisions of the Credit Agreement and no Default has occurred or is continuing; and

     (b) Each of the representations and warranties contained in Article IV of the Credit Agreement are true and correct.

          The financial statements, certificates and other reports most recently delivered by the Borrower pursuant to Section 5.06 of the Credit Agreement are accurate, true and complete in all material respects and do not contain any misstatement of material fact or omitted or omit to state any material fact necessary to make the statements therein not misleading.

     Terms used herein but not defined shall have the meanings ascribed to them in the Credit Agreement.

     IN WITNESS WHEREOF, I have hereunto set my hand as of this     day of
          , 1996.


                              COMPUTATIONAL SYSTEMS, INCORPORATED

                              By:
                                      ---------------------------
                                      Bryan J. Collier
                              Title:  Chief Financial Officer

                                                                EXHIBIT D

                  FORM OF COMPLIANCE CERTIFICATE

                       [company letterhead]

[To the Loan Administrator and the Banks]

               Computational Systems, Incorporated

Ladies and Gentlemen:

     This certificate is delivered to you pursuant to Section 5.06 of the Amended and Restated Credit Agreement, dated as of June 14, 1996 (the "Credit Agreement"), among Computational Systems, Incorporated (the "Borrower"), the banks listed therein as, or that may from time to time become, parties thereto (collectively, the "Banks"), and First American National Bank, as the loan administrator (the "Loan Administrator") for the Banks. Unless otherwise defined, terms used herein (including the Attachment hereto) have the meanings ascribed to them in the Credit Agreement.

     The undersigned hereby certifies that he is the Chief Financial Officer of Computational Systems, Incorporated, and further certifies that as of
        , 199  (the "Computation Date"):

     (a)  the Borrower's (I) Consolidated Current Assets was $     , and
(ii) Consolidated Current Liabilities was $     , and (iii)  Consolidated
Current Ratio was      , as shown in detail on the Attachment hereto, which
[complies] [does not comply] with the requirements of Section 7.01 of the Credit Agreement;

     (b)  the Borrower's Consolidated Tangible Net Worth was $           ,
as shown in detail on the Attachment hereto, which [complies][does not comply] with the requirements of Section 7.02 of the Credit Agreement;

          the Borrower's (I) Consolidated Adjusted EBIDA was $         ,
(ii) Consolidated Adjusted Debt Service was $     , and (iii) Consolidated
Debt Service Coverage Ratio was         , as shown in detail on the Attachment
hereto, which [complies][does not comply] with the requirements of Section
7.03 of the Credit Agreement;

     (d)  the Borrower's (I) Consolidated Long Term Debt was $     , (ii)
Consolidated Total Net Worth was $      and (iii) ratio of Consolidated Long
Term Debt to Consolidated Total Net Worth was         , as shown in detail on
the Attachment hereto, which [complies] [does not comply] with the requirements of Section 7.04 of the Credit Agreement;


     (e)  the Borrower's (I) Consolidated Total Liabilities was $     ,
(ii) Consolidated Tangible Net Worth was $     , and (iii) ratio of
Consolidated Total Liabilities to Consolidated Tangible Net Worth was      ,
as shown in detail on the Attachment hereto, which [complies] [does not comply] with the requirements of Section 7.05 of the Credit Agreement; and

     (f)  the Borrower's Capital Expenditures for the fiscal year ending
199  was $        , which [complies] [does not comply] with the requirements of Section 7.06 of the Credit Agreement.

     IN WITNESS WHEREOF, I have hereunto set my hand as of this     day of
      , 19  .


COMPUTATIONAL SYSTEMS, INCORPORATED

By:
       ----------------------------
       Bryan J. Collier
Title: Chief Financial Officer

ATTACHMENT
to
    \    \
Compliance Certificate of
Computational Systems, Incorporated

1.   CONSOLIDATED CURRENT RATIO:

     (a) Consolidated Current Assets of $

     (b) Consolidated Current Liabilities of $

       Ratio is       to 1.0

2.   CONSOLIDATED TANGIBLE NET WORTH:

     (a) Consolidated Net Worth of $          , less

     (b) Consolidated Intangible Assets of $          , equals

       Consolidated Tangible Net Worth of $

3.   CONSOLIDATED DEBT SERVICE COVERAGE RATIO:

     (a)  Consolidated Adjusted EBIDA:

              (i)      Consolidated Net Income (after taxes) of $          ,
                              plus

              (ii)     Depreciation and amortization (to the
                       extent deducted in determining Consolidated Net
                       Income) of $          , plus

              (iii)    Interest Expense (to the extent
                       deducted in determining Consolidated Net Income) of
                       $         , less

              (iv)     Dividends (paid for such period)
                       of $          , equals

                       Consolidated Adjusted EBIDA of $

     (b)  Consolidated Adjusted Debt Service:

              (i)      CMLTD (for the immediately preceding
                       twelve-month period) of $          , plus

              (ii)     Current maturities of Capital Leases
                       of $          , plus

              (iii)    Interest Expense (for the immediately preceding
                       twelve-month period) of $          , equals

                       Consolidated Adjusted Debt Service of $

          Ratio of Consolidated Adjusted EBIDA to
          Consolidated Adjusted Debt Service is     to 1

4.   CONSOLIDATED LONG TERM DEBT TO CONSOLIDATED TOTAL NET WORTH:

     (a)  Consolidated Long Term Debt of $

     (b)  Consolidated Total Net Worth of $

          Ratio is     to 1

5.   CONSOLIDATED TOTAL LIABILITIES TO CONSOLIDATED TANGIBLE NET WORTH:

     (a)  Consolidated Total Liabilities of $

     (b)  Consolidated Tangible Net Worth of $
          (see 2 above)

                    Ratio is       to 1.0

                                                            EXHIBIT E
                    BORROWING BASE CERTIFICATE
                    --------------------------

         Pursuant to Section 1.14 of the Amended and Restated Credit Agreement dated as of June 14, 1996 by and among Computational Systems, Incorporated (the "Borrower") and First American National Bank, as loan administrator and lender and the other lenders named therein (collectively, the "Banks") (as at any time further amended, modified, supplemented or restated, the "Credit Agreement") (capitalized terms herein shall have the respective meanings assigned to them in the Credit Agreement), the undersigned certifies, on behalf of the Borrower, as follows, as of the date hereof:

    1.   Borrowing Base:

         (a)   As of the date hereof, the aggregate outstanding principal
               amount of the Loans. . .  . . . . . . .              $

         (b) If applicable, the aggregate amount of advances being requested concurrently with the delivery of
               this Certificate  . . . . . . . . . . .              $

               Sum of 1(a) and (b) . . . . . . . . . . $

         (d)   Borrowing Base:  Value of:

               (i) 80% of Eligible Accounts Receivable,
                                  plus . . . . . . . .              $

               (ii) 50% of Eligible Raw Materials Inventory,
                                  plus. . . . . . . .               $

               (iii) 50% of Eligible Finished Goods
                  Inventory . . . . . . . . . . . . .               $

               Subtotal (I)-(iii)  . . . . . . . . . . $

         (e)   Borrowing Availability ((d) less (c)) (negative
               number indicates Loan will exceed Borrowing Base)    $


    2. By delivery of this Certificate, the Borrower hereby represents and warrants that it is in compliance with all of the terms and provisions of the Credit Agreement and that there exists no Event of Default specified in Section
8.01 of the Credit Agreement, and there exists no condition, event or act which, with the giving of notice or lapse of time, or both, would constitute such an Event of Default.

    IN WITNESS WHEREOF, the undersigned has executed this Certificate on behalf
of the Borrower as of the     day of        , 199 .

                             COMPUTATIONAL SYSTEMS, INCORPORATED


                             By:
                                    -----------------------------------------
                             Title:
                                    -----------------------------------------

                          Schedule 4.01

                    Jurisdictions Qualified In


North Dakota

Tennessee

West Virginia

Indiana

Texas

California

Michigan (pending)

                         Schedule 4.06(a)


                  List of Material Subsidiaries

                              NONE

                      List of Subsidiaries

Windrock, Inc.
MachineView, Inc.
CSI International, Inc.
Computational Systems UK Limited
Computational Systems, Inc. Europe

                         Schedule 4.10

                   CSI Employee Benefit Plans


1987          Incentive Stock Option Plan

              Discretionary Stock Option Plan


1990          Employee Stock Purchase Plan

              Non-Employee Directors' Stock Option Plan


1994          Senior Executive Incentive Compensation Plan


1995          New Employee Stock Purchase Plan


1995          Amended and Restated Non-Employee Directors' Stock Option Plan


1995          Employee Stock Incentive Plan



Employee Health Benefit Plan

Employee Life Insurance Plan

Employee Disability Benefit Plan

401(K) Employee Savings & Retirement Plan

                          Schedule 6.01
                          -------------

                    Additional Permitted Liens

                              NONE

EXHIBIT 11 - EARNINGS PER SHARE

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            ------------------------        ------------------------
                                                             JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                               1996           1995            1996            1995
                                                            ---------      ---------       ---------       ---------
PRIMARY:

Weighted average number of common shares outstanding        4,798,001      3,359,246       4,781,501       3,346,350

Net effect of dilutive stock options based on the treasury
    stock method using the average market price               270,387        180,640         265,862         306,380
                                                            ---------      ---------       ---------       ---------
Weighted average number of common and common
    equivalent shares outstanding                           5,068,388      3,539,886       5,047,363       3,652,730
                                                            =========      =========       =========       =========
Net income                                                   $949,996       $593,204      $1,451,992         873,764

Primary net income per common share as reported                 $0.19          $0.17           $0.29           $0.24



FULLY DILUTED:

Weighted average number of common shares outstanding        4,798,001      3,359,246       4,781,501       3,346,350

Net effect of dilutive stock options based on the treasury
	stock method using the period-end market price if higher
    than average price                                        270,387        180,640         284,453         306,380
                                                            ---------      ---------       ---------       ---------
Weighted average number of common and common
    equivalent shares outstanding                           5,068,388      3,539,886       5,065,954       3,652,730
                                                            =========      =========       =========       =========
Net income                                                   $949,996       $593,204      $1,451,992        $873,764

Fully diluted net income per common share as reported           $0.19          $0.17           $0.29           $0.24

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.