Form 10-Q
period 1996-09-30
COMPUTATIONAL SYSTEMS INC
filed 1996-11-13
CIK 947483

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                             FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1996


                   Commission file number 0-26596


                 Computational Systems, Incorporated
        ------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)



          Tennessee                                         62-1198047
---------------------------------                      --------------------
 (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Indentification No.)

       835 Innovation Drive
       Knoxville, Tennessee                                   37932
---------------------------------------                    ----------
(Address of Principal Executive Office)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:     (423) 675-2110



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No

     Common Stock outstanding - 4,864,277 shares at November 11, 1996

                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements
-------------------------------------------------------------------------------

Consolidated Condensed Balance Sheets                       3



Consolidated Condensed Statements of Income                 4



Consolidated Condensed Statements of Cash Flows             5



Notes to Consolidated Condensed Financial Statements        6 - 7

           COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                   -------------   ------------
                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $7,642,238     $8,824,332
    Accounts receivable, less allowance for
       doubtful accounts                               9,876,754      9,980,006
    Inventories                                        3,695,237      3,623,124
    Other current assets                               1,160,690      1,102,369
                                                   -------------   ------------
        Total current assets                          22,374,919     23,529,831
                                                   -------------   ------------
Property, plant and equipment:
    Land                                                 729,204        729,204
    Building and improvements                          5,414,512      4,488,421
    Equipment and furniture                           11,138,964      6,850,428
                                                   -------------   ------------
                                                      17,282,680     12,068,053
    Less accumulated depreciation                     (5,243,632)    (4,129,812)
                                                   -------------   ------------
        Total property, plant and equipment, net      12,039,048      7,938,241
                                                   -------------   ------------
Other assets, including intangibles                      881,757        682,701
                                                   -------------   ------------
        Total assets                                  35,295,724     32,150,773
                                                   =============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                  17,887         18,377
    Accounts payable and other current liabilities     3,434,190      2,610,363
    Accrued liabilities                                3,473,100      4,469,251
                                                   -------------   ------------
        Total current liabilities                      6,925,177      7,097,991
Long-term debt, less current maturities                        0         13,172
Deferred maintenance contract revenue                    628,492        512,159
                                                   -------------   ------------
        Total liabilities                              7,553,669      7,623,322
                                                   -------------   ------------
Shareholders' equity:
    Common stock, no par value, 50,000,000
       shares authorized, 4,852,479 and 4,743,209
       shares issued and outstanding in 1996 and
       1995, respectively                             16,037,270     15,459,192
    Additional paid-in capital                           815,862        815,862
    Retained earnings                                 10,888,923      8,252,397
                                                   -------------   ------------
        Total shareholders' equity                    27,742,055     24,527,451
                                                   -------------   ------------
        Total liabilities and shareholders' equity   $35,295,724    $32,150,773
                                                   =============   ============
The accompanying notes are an integral part of these consolidated condensed financial statements.

           COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                              Three Months Ended                Nine Months Ended
                                        ------------------------------    ------------------------------
                                        September 30,    September 29,    September 30,    September 29,
                                            1996             1995             1996             1995
                                        -------------    -------------    -------------    -------------
Revenues, net:
   Product                                 $8,097,196       $7,910,124      $24,384,835      $22,363,593
   Services                                 3,136,994        2,516,779        8,790,040        7,096,406
                                        -------------    -------------    -------------    -------------
                                           11,234,190       10,426,903       33,174,875       29,459,999
Cost of revenues:
   Product                                  2,012,988        2,212,571        6,343,710        6,801,265
   Services                                 2,588,260        1,816,964        7,067,769        5,279,079
                                        -------------    -------------    -------------    -------------
                                            4,601,248        4,029,535       13,411,479       12,080,344

Gross margin                                6,632,942        6,397,368       19,763,396       17,379,655
                                        -------------    -------------    -------------    -------------
Costs and expenses
   Selling , general and administrative     3,830,679        4,176,240       12,410,321       11,318,332
   Research & development                   1,062,254        1,177,261        3,593,907        3,407,089
                                        -------------    -------------    -------------    -------------
                                            4,892,933        5,353,501       16,004,228       14,725,421
                                        -------------    -------------    -------------    -------------
Income from operations                      1,740,009        1,043,867        3,759,168        2,654,234
Other income (expense)
   Interest expense                              (579)         (82,058)          (1,945)        (372,702)
   Interest income                            132,794           52,705          385,254           97,032
   Other income (expense), net                (21,386)         (10,833)         (22,898)          (9,626)
                                        -------------    -------------    -------------    -------------
                                              110,829          (40,186)         360,411         (285,296)
                                        -------------    -------------    -------------    -------------
Income before taxes                         1,850,838        1,003,681        4,119,579        2,368,938
                                        -------------    -------------    -------------    -------------
Provision for taxes                           666,302          361,429        1,483,050          852,922
                                        -------------    -------------    -------------    -------------
Net Income                                 $1,184,536         $642,252       $2,636,529       $1,516,016
                                        =============    =============    =============    =============
Earnings per share                              $0.24            $0.16            $0.52            $0.40

Weighted average shares outstanding         5,026,920        4,137,284        5,061,429        3,819,753

The accompanying notes are an integral part of these consolidated condensed financial statements.

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Nine Months Ended
                                                          September 30,    September 29,
                                                              1996             1995
                                                          -------------    -------------
Cash flows from operating activities:
  Net income                                                 $2,636,529       $1,516,016
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                            1,366,637          544,831
     Deferred income taxes                                     (176,000)        (131,000)
     Changes in operating assets and
     liabilities:
       Accounts receivable                                      103,252       (1,351,885)
       Income taxes refundable (payable)                        447,500                0
       Inventories                                             (319,162)        (230,468)
       Prepaids                                                 (56,341)         (23,476)
       Other assets                                            (315,448)               0
       Accounts payable                                         156,749          (18,804)
       Accrued liabilities                                   (1,142,634)       1,224,368
       Deferred maintenance contract revenue                    783,411          243,753
                                                          -------------    -------------
         Net cash provided by operating activities            3,484,493        1,773,335
                                                          -------------    -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                  (5,086,003)      (1,020,943)
  Notes receivable from shareholders                                  0          245,756
  Deposits (other assets)                                             0          132,666
                                                           -------------    -------------
         Net cash used in investing activities                (5,086,003)        (642,521)
                                                           -------------    -------------
Cash flows from financing activities:
  Net borrowings under (repayments on)
     line of credit                                                    0       (3,193,664)
  Repayments of long-term debt                                   (13,662)      (3,562,610)
  Proceeds from issuance of common stock                         433,078       14,448,257
  Purchases of common stock                                            0          (28,840)
  Checks outstanding in excess of bank balances                        0          (43,388)
                                                           -------------    -------------
         Net cash provided by financing activities               419,416        7,619,755
                                                           -------------    -------------
Net increase (decrease) in cash and cash equivalents          (1,182,094)       8,750,569
Cash and cash equivalents, at beginning of period              8,824,332                0
                                                           -------------    -------------
Cash and cash equivalents, at end of period                   $7,642,238       $8,750,569
                                                           =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

         COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS:

    Information in the accompanying financial statements and notes to the financial statements for the interim periods is unaudited. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for December 31, 1995.

2. INVENTORIES:

     Inventories consist of the following:
                                              September 30,    December 31,
                                                  1996            1995
                                              -------------    ------------
                                                               (Unaudited)

Raw Materials                                    $1,733,691      $1,835,885
Work in-process                                     717,143         736,109
Finished goods, net                               1,244,403       1,051,130
                                              -------------    ------------
                                                 $3,695,237      $3,623,124

3. CASH FLOW INFORMATION:
                                               September 30,   September 29,
                                                   1996            1995
                                              -------------    ------------
                                                (Unaudited)     (Unaudited)
Supplemental disclosures of cash flows:
Interest paid                                 $       2,079    $    267,229

Income taxes paid, net                        $   1,293,000    $    370,000

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4.  ACQUISITION:

     On October 28, 1996 the Company acquired Maintenance & Diagnostics, LLC (M&D),and the rights to use certain technology from a third party, for approximately $7.6 million payable in a combination of cash and stock. The purchase price consisted of $3.88 million payable in cash to owners of M&D (a portion of which was paid at closing and a portion of which will be paid on January 2, 1997). The purchase price also consisted of an aggregate of 51,047 shares of CSI common stock to the owners of M&D and 49,805 shares to the third party (for the rights to use certain technology and other rights). The Company also repaid $1.48 million for amounts owed under M&D's line of credit agreement with one of its owners. CSI also issued options to acquire an aggregate of 150,000 shares of CSI common stock at current fair market value to certain of the owners of M&D. M&D operates a research, service and training center for the electric power industry.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 and September 29, 1995

     Revenues, Net.   Total revenues increased 7.7% in the three months ended
September 30, 1996 ("the 1996 period") to $11.2 million, compared to $10.4 million in the three months ended September 29, 1995 ("the 1995 period"). Revenues from the sale of products increased 2.4% to $8.1 million in the 1996 period from $7.9 million in the 1995 period. An underlying reason for the small increase in product revenues was the significant increase in backlog orders.
The product backlog as of September 30, 1996 increased $920,000 to $2.5 million as compared to $1.6 million as of September 29, 1995. Service revenues increased 24.6% to $3.1 million in the 1996 period from $2.5 million in the 1995 period primarily as a result of the increased emphasis in maintenance contracts and consulting services due to greater sales support.

     Cost of Revenue.   Total costs of revenues increased 14.2% to $4.6 million
in the 1996 period from $4.0 million in the 1995 period. As a percentage of net revenues, total cost of revenue increased from 38.6% in the 1995 period to 41.0% in the 1996 period. Product costs decreased 9.0% to $2.0 million in the 1996 period, down from $2.2 million in the 1995 period. This is primarily due to a three hundred basis point increase in the overall product gross margin percentage, which resulted from favorable pricing resulting from the use of blanket purchase orders. Evidence of the favorable pricing is the reduction of standard costs for 1996. A reduction in the labor hours required to assemble an item also contributed to the decrease in product costs. Service costs increased 42.4% to $2.6 million in the 1996 period from $1.8 million in the 1995 period. As a percentage of service revenues, service costs increased 10.3 basis points from 72.2% in 1995 to 82.5% in 1996. This is due primarily to the addition of thirteen field service reps and the increased costs associated with the increased consulting service revenues. Costs associated with the Company's service business are accounted for almost entirely in cost of revenue.

     Selling, General and Administrative.    SG&A expense decreased 8.3% to $3.8
million in the 1996 period from $4.2 million in the 1995 period. The decrease was due primarily to favorable experiences with bad debts, health self insurance claims and other miscellaneous expenses in comparison to the prior year.
SG&A expense, as a percentage of net revenues, decreased to 34.1% in the 1996 period from 40.1% in the 1995 period.

     Research and Development.    Research and development expenses decreased by
$115,000 or 9.8% to $1.1 million in the 1996 period from $1.2 million in the 1995 period. As a percentage of net product revenues, research and development expenses declined to 13.1% in the 1996 period from 14.9% in the 1995 period. A significant portion of the decrease in research and development is due to the capitalization of the costs incurred to develop new products.

     Income from Operations.    Income from operations for the 1996 period
increased 66.7% to $1.7 million or 15.4% of net revenue, from $1.0 million, or
10.0% of net revenue, in the 1995 period.   Total operating expenses decreased
by 8.6%.

     Interest Expense/Income.    Interest expense decreased from approximately
$82,000 in the 1995 period to less than $1,000 in the 1996 period, primarily as a result of the retirement of debt and borrowings under the line of credit from the proceeds of the Company's Initial Public Offering (IPO) in August 1995. Interest income increased 152.0% in the 1996 period to $133,000 from $53,000 in the 1995 period due to proceeds from the IPO being invested in short-term government securities that bear interest at approximately 5% per anum.

     Income Taxes.    The Company's effective tax rate for the 1995 and 1996
periods was approximately 36%.


Comparison of Nine Months Ended September 30, 1996 and September 29, 1995

     Revenues, Net.   Total revenues increased 12.6% in the nine months ended
September 30, 1996 ("the 1996 period") to $33.2 million, compared to $29.5 million in the nine months ended September 29, 1995 ("the 1995 period"). Revenues from the sale of products increased 9.0% to $24.4 million in the 1996 period from $22.4 million in the 1995 period. The increase in product revenues is due primarily to the introduction of the Company's two-channel 2120 analyzer in early 1996. Service revenues increased 23.9% to $8.8 million in the 1996 period from $7.1 million in the 1995 period primarily as a result of an increased emphasis in the maintenance contracts area, consulting services and an increased number of predictive maintenance service contracts due to greater sales support.

     Cost of Revenue.   Total costs of revenues increased 11.0% to $13.4 million
in the 1996 period from $12.1 million in the 1995 period. As a percentage of net revenues, total cost of revenue decreased from 41.0% in the 1995 period to 40.4% in the 1996 period. Product costs decreased 6.7% to $6.3 million in the 1996 period from $6.8 million in the 1995 period primarily due to favorable pricing that resulted from the use of blanket purchase orders causing a reduction of standard costs, decreased labor hours required in the manufacturing process due to improved technologies, while other efficiencies and improvements were derived from the Company's ISO 9002 processes. Service costs increased 33.9% to $7.1 million in the 1996 period from $5.3 million in the 1995 period. As a percentage of service revenues, service costs increased 6.0 basis points from 74.4% in 1995 to 80.4% in 1996. This is due primarily to the front-end loaded cost of establishing an increased number of field service locations through mid-year 1996, costs associated with support of our consulting contracts, as well as a general increase in services costs associated with higher services revenues. Costs associated with the Company's service business are accounted for almost entirely in cost of revenue.

     Selling, General and Administrative.    SG&A expense increased 9.6% to
$12.4 million in the 1996 period from $11.3 million in the 1995 period. The increase was due primarily to additional market development expenditures such as an addition in the number of sales and administration personnel and the higher commission expense due to increased sales, partially offset by favorable experiences with bad debts, health self insurance claims and other miscellaneous expenses in comparison to the prior year. SG&A expense, as a percentage of net revenues, decreased to 37.5% in the 1996 period from 38.4% in the 1995 period.

     Research and Development.    Research and development expenses increased by
$187,000 or 5.5% to $3.6 million in the 1996 period from $3.4 million in the 1995 period, reflecting net additions to the Company's staff in support of a more diverse product line. As a percentage of net product revenues, research and development expenses declined to 14.7% in the 1996 period from 15.2% in the 1995 period.

     Income from Operations.    Income from operations for the 1996 period
increased 41.6% to $3.8 million or 11.3% of net revenue, from $2.7 million, or
9.0% of net revenue, in the 1995 period.   Total operating expenses increased by
8.7%.

     Interest Expense/Income. Interest expense decreased from $373,000 in the 1995 period to approximately $2,000 in the 1996 period, primarily as a result of the retirement of debt and borrowings under the line of credit from the proceeds of the Company's Initial Public Offering (IPO) in August 1995. Interest income increased 297.0% in the 1996 period to $385,000 from $97,000 in the 1995 period due to proceeds from the IPO being invested in short-term government securities that bear interest at approximately 5% per anum.

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

     Net cash provided by operating activities in the first nine months of 1996 increased to $3.5 million from $1.8 million in the first nine months of 1995 primarily due to an increase in net income that reflects the higher level of business activity and a higher level of deferred revenue that is evidence of the increased activity in the maintenance contract area. Investing activities primarily include additions to property, plant and equipment.

     On October 28, 1996 the Company acquired Maintenance & Diagnostics, LLC (M&D) for approximately $7.6 million payable with a combination of cash and stock. The purchase price consisted of $1.48 million paid to a partial owner for amounts owed under a line of credit agreement, $1.49 million paid to owners of the company for their ownership interest, $2.4 million in promissory notes that mature January 2, 1997 to owners of the company, 73,146 shares of CSI Common Stock issued to certain owners and a related party at the time of closing and 27,706 shares of CSI Common Stock to be issued to the owners on January 2, 1997. In addition to the cash paid and stock issued above, CSI issued options to the owners of M&D valued at approximately $750,000. M&D is a research, service and training center which services the electric power industry.

     The Company routinely engages in transactions in foreign countries. Substantially all of the Company's transactions are denominated in U.S. currency, thereby limiting the Company's exposure to fluctuations in foreign currency exchange rates.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits:

          (11)      Statement re: computation of per share earnings

          (27)      Financial data schedule

     (b)  No reports on Form 8-K were filed for the quarter ended
          September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMPUTATIONAL SYSTEMS, INCORPORATED




Date:   November 13, 1996           By:  /s/ Ronald G. Canada
                                         -----------------------------------
                                         Ronald G. Canada,  Chairman and
                                         Chief Executive Officer

                                    By:  /s/ Bryan J. Collier
                                         -----------------------------------
                                         Bryan J. Collier, Vice President of
                                         Finance and Chief Financial Officer

                               Exhibit Index


     Item                        Description
   --------     -----------------------------------------------


     (11)       Statement re: computation of per share earnings

     (27)       Financial data schedule

EXHIBIT 11 - EARNINGS PER SHARE

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                September 30,   September 29,    September 30,   September 29,
                                                    1996            1995             1996            1995
                                                -------------   -------------    -------------   -------------
PRIMARY:

Weighted average number of common shares
  outstanding                                       4,836,294       3,851,044        4,795,673       3,513,693
Net effect of dilutive stock options based on
  the treasury stock method using the average
  market price                                        190,626         286,240          241,841         306,060
                                                   ----------      ----------       ----------      ----------
Weighted average number of common and common
  equivalent shares outstanding                     5,026,920       4,137,284        5,037,514       3,819,753

Net income                                         $1,184,536        $642,252       $2,636,529      $1,516,016

Primary net income per common share as reported         $0.24           $0.16            $0.52           $0.40


FULLY DILUTED:

Weighted average number of common shares
  outstanding                                       4,836,294       3,851,044        4,795,673       3,513,693
Net effect of dilutive stock options based on
  the treasury stock method using the period-end
  market price if higher than average price           190,626         299,684          241,841         324,565
                                                   ----------      ----------       ----------      ----------
Weighted average number of common and common
  equivalent shares outstanding                     5,026,920       4,150,728        5,037,514       3,838,258

Net income                                         $1,184,536        $642,252       $2,636,529      $1,516,016

Fully diluted net income per common share as
  reported                                              $0.24           $0.15            $0.52           $0.39

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.