Form 10-K
period 1996-12-31
COMPUTATIONAL SYSTEMS INC
filed 1997-03-31
CIK 947483

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996
                         Commission file number 0-26596


                       Computational Systems, Incorporated
              (Exact Name of Registrant as Specified in its Charter)


         Tennessee                                       62-1198047
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

      835 Innovation Drive
      Knoxville, Tennessee                                             37932
(Address of Principal Executive Office)                             (Zip Code)


Registrant's Telephone Number, Including Area Code:   (423) 675-2110

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                    Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. [ X ]

     As of March 6, 1997 there were 5,002,845 shares of common stock, of the Registrant outstanding. The aggregate market value of such shares, other than shares held by persons who may be deemed affiliates of the Registrant, was $67,138,730.

DOCUMENTS INCORPORATED BY REFERENCE

1. Specified portions of Computational Systems, Incorporated's Proxy Statement relating to the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

Page  of
Exhit Index located on page
                             PART I

Item 1.   Business

  Computational Systems, Incorporated ("CSI" or the "Company") was incorporated under the laws of the State of Tennessee in February 1984, under the name Canada Systems, Incorporated. In May 1984, the
Company changed its name to Computational Systems, Incorporated. The Company's principal offices are located at 835 Innovation Drive, Knoxville, Tennessee 37932 and its telephone number is (423) 675-2110. At
December 31, 1996, the Company employed 430 persons, of whom 416 were full-time and 14 were part-time employees.

  The Company primarily designs, produces and markets an integrated family of advanced predictive maintenance products and services for use in large scale, continuous run manufacturing facilities. The Company's Reliability-Based Maintenance products and services help customers detect potentially disruptive conditions in the operation of their machinery before damage or complete mechanical failure occurs, thereby allowing maintenance to be scheduled at the most appropriate time. The Company believes that its products and services enable its customers to effectively increase plant capacity by reducing unplanned downtime; reduce overall maintenance costs by minimizing parts and labor committed to repairing capital equipment; and improve their product quality by ensuring greater consistency in the operation of manufacturing equipment.

  The Company's products allow its customers to accomplish a wide range of predictive maintenance tasks including detecting and diagnosing abnormal machinery vibration, abnormal oil condition (degradation and contamination), abnormal temperatures and misalignment and imbalance conditions. The Company manufactures hand-held and fixed instrumentation to take measurements which detect these conditions. Substantially all of the Company's products are supported by the Company's proprietary, PC-based MasterTrend software platform that automates data collection, supports local and remote transfer of the data, and analyzes the data to detect existing and emerging problems. MasterTrend software formats the data into reports that allows the customer to confirm the problem diagnosis, observe trends and search for underlying causes of mechanical problems. MasterTrend software compares data from periods of normal operation to failure modes and learns to detect developing problems on an ongoing basis. CSI also offers complementary services including: reliability services (turnkey contract maintenance services tailored to a specific customer's needs); training services; tribology services (advanced fluid analysis); and consulting and engineering services.

  The Company targets manufacturers worldwide that have continuous run operations involving large capital investments. These target customers typically have well-funded maintenance budgets and experience substantial losses from unplanned downtime of production facilities. These customers include petrochemical and chemical manufacturers, primary metals producers, power generation companies, motor vehicle and equipment manufacturers, and food and paper producers. The Company's customers include a substantial number of the largest industrial U.S. companies, including Exxon, DuPont, Alcoa, Weirton Steel, Duke Power, Tennessee Valley Authority, General Motors, Ford, Chrysler, General Electric, Westinghouse, Miller Brewing Company, Coca-Cola, M&M Mars and
Kimberly Clark. No individual customer accounted for more than 3% of the Company's revenues in 1995 or 1996.

  To accomplish its goal of providing the tools, technology and training to change the way the Company's target customers perform maintenance, the Company has developed successive generations of vibration analysis products as well as other products which employ different technologies, most of which use the Company's common software platform, to provide Reliability-Based Maintenance capabilities to its target customers.


Products and Services

  The Company manufactures products for use in connection with, and offers contract services which provide vibration analysis, oil analysis, infrared thermography, alignment, balancing and motor current analysis. The Company also provides consulting services that assist customers in developing and implementing predictive maintenance programs.

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

  Operation of the Company's portable vibration analysis products is relatively easy, requiring little training for fast, accurate and reliable data collection. Data from a typical measurement point may be acquired in five to ten seconds for display and analysis. A data collection route may involve hundreds of such measurements. The Company's vibration analysis products utilize digital signal processing. A large, backlit, wide angle LCD display provides a complete description of the current machine and measurement point. In addition to data collection capability, the Company's vibration analysis products provide the ability to analyze data collected in the field and, in conjunction with the Company's MasterTrend software, provide a more powerful analytical tool to determine the root cause of machine failure. The Company has also developed certain additional optional down-loadable programs to provide additional proactive maintenance capabilities such as balancing, alignment and resonance testing. Prices for the Company's vibration analysis products range from $3,000 for the Company's model 1900 portable vibration analyzer to $31,000 for the Company's advanced model 2120 vibration analyzer in a package with the Company's MasterTrend software.

  The Company also makes vibration analysis systems which are designed for continuous monitoring of especially critical machinery. The Company has designed both dedicated and movable systems, for the customer with very advanced needs, which use continuous monitoring to warn of developing problems or perform continuous monitoring on a short-term basis to determine the root cause of problems. Prices for the Company's continuous monitoring products range from approximately
$20,000 for the Company's movable products to as much as $300,000 for a dedicated monitoring system incorporating the Company's model 3130 analyzer.

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

  Alignment and Balancing Technologies.   CSI's UltraSpec alignment
and balancing systems help eliminate two of the most common and costly machine problems - misalignment and imbalance - by improving technique, data management and job documentation. UltraSpec and its PC-based data management program, UltraMgr, provide a complete alignment/balancing solution with built-in error resistance, auto documentation, alignment and balancing optimization, data management and several system configuration options. The Company's laser alignment systems offer numerous methods of data collection including a partial sweep method which allows users to collect data without having to fully rotate the shaft.

  MasterTrend Software.   The Company's proprietary MasterTrend
software is the PC-based common software platform linking all of the Company's products and services. MasterTrend software (available in Windows, DOS, and network versions) is the central point of control for Reliability-Based Maintenance technologies. MasterTrend is designed to be straightforward to use, while offering the diagnostic depth needed to solve complex machinery problems. The database administration features of MasterTrend include database setup and management functions. In addition, MasterTrend automates many of the routine tasks associated with data collection by creating and managing routes. The communications and data transfer features of MasterTrend software include an analyzer communications program which supports local and remote transfer of data.
At the conclusion of field data, the collected data is transferred to the computer through the analyzer communications program and is then stored in the database and can be examined and analyzed later using
MasterTrend's diagnostic and display options. With the data collected and stored, MasterTrend's automated problem detection features use alarm algorithms to detect not only existing problems but problems just beginning to emerge. The advanced diagnostics and reporting features of the MasterTrend software allow the customer to confirm the diagnosis of the problem or search further for root causes. MasterTrend displays allow a customer to see how machine conditions change over time, while spectral and wave form displays assist in the in-depth analysis of developing machinery problems. Finally, the archival features of the MasterTrend program allow the customer to document and archive a complete history of its Reliability-Based Maintenance program and create understandable reports for management.

Services

  During 1996, the Company created a new subsidiary, CSI Services, Inc.
(CSI Services), consisting of two divisions; Paragon Services (Paragon), formerly known as the Company's technical service division, and Maintenance & Diagnostics (M&D), a company acquired in the fourth quarter of 1996. Paragon provides both contract services, utilizing all of the various Reliability-Based Maintenance technologies on a turnkey basis, as well as training for personnel in organizations that have invested in these technologies. M&D is the premier research, service and training center for the electric power industry.

  CSI Reliability Services.    Paragon provides contract services tailored
to a customer's needs and budget. The division's reliability services program allows a customer to implement any one of the individual maintenance technologies described above or allows the customer to implement a turnkey, multi-technology contract. In addition to long-term contracts, Paragon provides short-term troubleshooting services. Paragon believes that offering its services on a contract basis allows it to serve a broader segment of the industrial market and introduce its products to potential customers on a cost effective basis.

  Training Services.   Each year, Paragon offers more than 250 technical
courses in its state-of-the-art training facilities in Knoxville, Houston, San Diego, Detroit and Leuven, Belgium, as well as at customer sites. The
Company offers courses in vibration analysis, tribology, infrared thermography, alignment/balancing, electric motor analysis, multichannel analysis and industry specific topics. During 1996, approximately 2,700 people attended the Company's technical courses at the Company's training facilities and at various customer sites.

  Tribology Services.   In addition to the Company's oil analysis products
Paragon offers services designed to provide synergy to the on-site tribology program. As described above, in the tribology total solution, Paragon consultants are available for on-site advisory services. In addition, an advanced fluid analysis lab at the facility in Knoxville, provides sophisticated oil analysis for industrial machinery. Results from the advanced fluid analysis lab are available to the customer via electronic data transfer.

  Management Level Consulting Services.   CSI Services' consulting
services are designed to provide customers with the expertise to insure the long-term success of the customer's maintenance program. CSI Services' consultants conduct in-plant evaluations of the client's facilities and develop specific strategies for implementing or expanding the Reliability-Based Maintenance program for that client. The service also includes management training, identification of optimal maintenance strategies and benchmarking services (identification of present output levels of facilities).

  Engineering Services.   CSI provides high level engineering services
for technically challenging machinery and process related problems. The services include general design engineering service, modal and structural analysis services, and finite element modeling services, as well as trouble shooting of plant equipment.


Engineering and New Product Development

  Engineering and Product Development.   The Company's engineering
and product development teams have been integral to the Company's successful development of its products. The Company's engineering function is headed by Dr. Kenneth R. Piety and is staffed with approximately
75 employees. Development of each of the Company's products is organized around a product development team consisting of as few as three or as many as nine members. The teams are headed by product
"champions" who not only lead the product's development but also retain responsibility for the success of the product through testing, marketing and developmental improvements. The objectives of the engineering and product development teams are to continue to develop successful maintenance products. The engineering area seeks to develop a family of products utilizing each of the Company's principal technologies and to integrate those products with the Company's existing product and service lines. The Company tests each of its new products through in-house, pre-release testing (alpha testing) and through testing of installed products at actual facilities of customers (beta testing) prior to general release of the product.

  Products Under Development.   The Company is developing the
following products which use additional technologies to those described above, although there can be no assurance of their successful completion or commercial viability:

     Motor Analysis. The Company is developing an electric motor analyzer that utilizes smart sensor technology to provide information about run time, starts, operating temperature, load electrical condition and vibration spectra.

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


Customer Concentration and Backlog

  No customer of CSI accounted for more than 3% of the Company's revenues in 1995 or 1996. Approximately 77% of the Company's sales are made in the United States and 23% are international. The Company's backlog was $5.1 million at December 31, 1994, $5.1 million at December 31, 1995 and $12.9 million at December 31, 1996. The Company generally does not have a large backlog since it produces and ships products within 4 to 6 weeks of receiving an order. Backlog also includes future services to be provided pursuant to service contracts.


Patent and Proprietary Rights

  Patents. Protection of the proprietary aspects of the Company's products is an important factor in the success of the Company. The
Company's engineering staff actively works towards developing processes, technology and products to achieve the Company's commercial aims. It is the policy of the Company to protect its intellectual property rights by obtaining patents from the United States Patent and Trademark Office. To date, the Company has obtained fourteen patents and has seventeen patent applications pending. To maintain its competitive position, the Company expects to rely upon trade secrets, technological improvements, and other unpatented proprietary know-how, incorporated, for example, in manuals, formulae, specifications, test data and procedures, flow charts, apparatus plans, drawings and designs. With respect to the use and disclosure of the Company's proprietary technology, the Company has confidentiality agreements with its employees and the members of its Board of Directors. In addition, the Company has confidentiality and "work-for-hire" agreements with consultants that assist in the engineering and development of a product for the Company. There can be no assurance that others have not or will not independently develop or otherwise gain access to technology or information which is substantially similar to technology which is patented by the Company or technology which is unpatented yet relied upon by the Company.

  Patent Litigation.  Messrs. Canada and Piety were employed by
Technology for Energy Corporation ("TEC"), prior to Mr. Canada's founding of CSI in 1984. In 1989, TEC filed suit against the Company for, among other things, infringement of a patent on a vibration monitoring device alleged to be used in some of the Company's products (the "TEC Patent"). In 1992, the Company was adjudged liable for approximately $1.5 million in damages for infringement of the TEC Patent and was permanently enjoined from using the TEC Patent without TEC's permission. Following an unsuccessful appeal, the Company satisfied the judgement.

  In September 1994, CSI and TEC entered into an Asset Purchase
Agreement (the "Purchase Agreement") pursuant to which the Company acquired certain assets of TEC. As a condition to the Purchase Agreement, TEC and CSI entered into a Release of Claims Agreement (the "Release Agreement"), pursuant to which each party released the other from, and covenanted not to sue the other in connection with, any and all rights arising from or relating to patents, copyrights, trade secrets, trademarks, confidential information, and business contracts or relationships with third parties. As a further condition to the Purchase Agreement, TEC and CSI entered into a Patent Agreement (the "Patent Agreement"), pursuant to which TEC granted CSI a paid-up, non-exclusive sub-license to make, use and sell products and processes covered by the TEC Patent. The sub-license granted in the Patent Agreement is applicable to all past and future uses of the TEC Patent in any CSI product. Following execution of the Patent Agreement, the injunction against use of the TEC Patent by CSI was dissolved. In connection with the TEC acquisition, the Company agreed not to compete with certain specified activities of TEC including its nuclear reactor business, stress analysis business and aviation business, all for a period of five years from the date of the TEC acquisition.

  IRD Mechanalysis, Inc., (now called Entek/IRD International, Inc.) one of the Company's principal competitors, holds a patent on a portable vibration data collector (the "IRD Patent"). In 1993, CSI filed an action for a declaratory judgement for non-infringement of the IRD Patent in which IRD counterclaimed for damages for patent infringement. In October of 1993, IRD and CSI entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which IRD granted CSI a non-exclusive license for portable vibration data collectors incorporating the IRD Patent. In the Settlement Agreement, CSI agreed to make certain payments to IRD, the past payments for which have been accounted for in the Company's cost of revenue and litigation expenses. In 1993, IRD acquired a license from TEC to use the TEC Patent, subject to TEC's right to enforce the patent against CSI as discussed above.

  Trademarks/Service Marks. The Company has registered the trade or service marks Reliability-Based Maintenance, InTouch, MotorCheck,
RollView, WavePak, Accutrend, MachineView, MachineGuard, Nspectr,
TrendSetter, OilView, OilTrend, UltraSpec, Infranalysis, Level of Awareness Training and "Changing the Way the World Performs Maintenance"
(collectively, the "Marks") in the United States Patent and Trademark Office. The Company regards its Marks as valuable assets and believes that they have significant value in the marketing of its products. The Company intends to protect its Marks vigorously against dilution and infringement.


Competition

  The predictive maintenance industry is relatively new and the Company faces competition within the industry from a limited number of competitors in the products areas and from a larger number of competitors in the services area. In the products area, the Company faces competition primarily from Entek/IRD International, Inc. ("Entek/IRD"), Predict/DLI, SKF Condition Monitoring, Inc. ("SKF") and Bentley-Nevada Corp. ("Bentley-Nevada"). The Company believes that it is a significant competitor in the products area except that with respect to fixed-vibration monitoring equipment, Bentley-Nevada is generally viewed to be the dominant competitor. Among the Company's other competitors, Entek/IRD holds one patent and a license on an additional patent covering two processes that are used in several of the Company's leading products, for which the Company has licensed the use of those processes. Entek/IRD has signed a partnership agreement with Hartford Steam Boiler Company to mutually market each other's products and services. The industry for providers of predictive maintenance services is highly fragmented and consists in part of a number of small, contract service providers who purchase the Company's products or products made by one of the Company's product competitors.

  The Company believes that providers of predictive maintenance products and services compete based primarily on their ability to educate companies about the benefits and cost effectiveness of predictive maintenance programs, upon their ability to create, implement, and support predictive maintenance programs, and, to a lesser degree, on price. The Company believes that because the predictive maintenance industry and the technologies used in performing predictive maintenance are relatively new, the ability to educate a company about the benefits and cost effectiveness of predictive maintenance, to assist the company in developing an appropriate predictive maintenance program and to present the company with a total package of predictive maintenance products and services, tends to foster a better understanding of predictive maintenance by the company and raises the potential that the company will implement a predictive maintenance program. The Company believes that it is well positioned to compete in the predictive maintenance industry because of its ability to offer fully integrated, multiple technologies for predictive maintenance products and services and by its ability to support those products and services from within.

  It is likely that the Company will face increased competition as the predictive maintenance industry grows and that the full market potential for products and services similar to those offered by the Company is developed. An increase of competition within the industry could have a material adverse effect upon the Company's business.


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

  Significant Expenditures for Research and Development. In the last three fiscal years, the Company has spent an aggregate of approximately
$14.1 million on research and development. For the same period, the Company's net income aggregated approximately $9.3 million. The
Company believes that it will be required to continue to make a significant investment in research and development to refine its existing products and continue to develop additional advanced predictive maintenance products. These expenses are made significantly in advance of sales of these products. The Company expenses the majority of its research and development costs as they are incurred and there exists the risk that it will be unable to recover expenses for the development of these products if the products developed do not prove to be commercially successful. The remaining research and development costs are capitalized from the time a product's prototype has been established until the time the product is available for general release. Capitalized costs are amortized over the economic life of the product on a per unit basis. The Company expects that research and development expenses will increase on an absolute basis but will remain steady or decline as a percentage of revenues, depending on the timing of expenditures for particular projects.

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

  Dependence on Senior Management. The Company's success depends upon the continued contributions of its senior management, including Ronald G. Canada, Chairman and Chief Executive Officer of the Company, and Dr. Kenneth R. Piety, Vice Chairman, Secretary and Vice President of Engineering of the Company. The loss of the services of one or more of the Company's senior management could have a material adverse effect upon the Company's business and development.

  Volatility of Market Price for Common Stock.   From time to time,
there may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company or of other similar companies, changes in general conditions of the economy (including potential downturns in the national economy or in the economies of other countries where the Company makes international sales), the financial markets or the industry in which the Company operates and natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.


Item 2.   Properties

  The Company's operations are primarily conducted from its 129,000 square foot headquarters and manufacturing facility in Knoxville, which the Company owns. The Company leases property on which its satellite offices are located. These satellite offices are located in Houston, Texas, San
Diego, California, Detroit, Michigan, Philadelphia, Pennsylvania, Merrillville, Indiana, Brussels, Belgium, Rambouillet, France and Deeside, United
Kingdom.


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


Item 4.  Submission of Matters to a Vote of Security Holders

  There have been no matters submitted to a vote of the security holders during the fourth quarter of 1996.


                            PART II


Item 5.  Market for the Registrant's Common Equity  and Related
Shareholder Matters.

  On August 29, 1995, the Company completed an initial public offering of its common stock (the "Initial Public Offering"). The common stock of the Company is traded on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "CSIN". As of March 6, 1997, there were approximately 315 record holders of common stock and approximately 1,900 beneficial owners holding shares in nominee or "street" name.

  The Company has never declared or paid a cash dividend on its common stock.
It is the current policy of the Company's Board of Directors to retain all earnings to support operations and to finance expansion; therefore, the Company does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. Pursuant to the Company's loan agreements, the Company is subject to certain financial covenants which may restrict the payment of cash dividends on its outstanding common stock. Future declaration and payment of dividends, if any, will be determined in light of the then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

  The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Shares as reported by the Nasdaq
National Market:
                                             Price Range
     Common Stock                        High            Low
     ------------                        ----            ---
     First Quarter 1996                 $19.25         $14.00
     Second Quarter 1996                 24.38          17.50
     Third Quarter 1996                  22.25          15.75
     Fourth Quarter 1996                 19.63          14.75

Item 6.  Selected Financial Data.

                                          For the Years Ended December 31,
                                      1996      1995    1994     1993     1992
                                      ----      ----    ----     ----     ----
                                      (in thousands, except per share amounts)
Statement of Income Data:
Revenue, net:
Products                            $36,275   $31,990 $25,063  $21,566  $19,738
Services                             13,771     9,782   6,102    4,784    3,765
                                    -------   ------- -------  -------  -------
   Total                             50,046    41,772  31,165   26,350   23,503

Cost of revenues:
Products                              9,339     9,219   6,343    5,368    5,188
Services                             10,732     7,443   4,312    2,938    2,061
                                    -------   ------- -------  -------  -------
   Total                             20,071    16,662  10,655    8,306    7,249

Gross margin                         29,975    25,110  20,510   18,044   16,254

Operating expenses:
Selling, general and administrative  18,246    15,909  13,348   11,382    9,759
Research and development expenses     5,076     4,563   4,493    4,123    3,436
Litigation costs                     -----     -----   -----     1,617      831
                                    -------   ------- -------  -------  -------
Income from operations                6,653     4,638   2,669      922    2,228

Other income (expenses):
Interest expense                         (4)     (373)   (458)    (485)    (584)
Interest income                         458       261     109      145      140
Other income(expense),net               (23)       77      37       73       70
Minority share of income             -----     -----   -----        (1)      (8)
                                    -------   ------- -------  -------  -------
Income before taxes                   7,084     4,603   2,357      654    1,846
Provision for income taxes            2,550     1,656     559      347      753
                                    -------   ------- -------  -------  -------
Net income                          $ 4,534   $ 2,947 $ 1,798   $  307  $ 1,093
                                    =======   ======= =======  =======  =======
Net income per share                $  0.90   $  0.72 $  0.51   $ 0.08  $  0.29
Pro forma earnings per share(1)               $  0.68
Weighted average number of
  common and common equivalent
  shares outstanding                  5,066    4,117    3,503    3,794    3,795

                                                      As of December 31,
                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----     ----
Balance Sheet Data:
Working capital                     $11,413  $16,432  $ 2,417  $ 3,231  $ 3,343
Total assets                         45,273   32,151   19,725   15,361   15,145
Long-term debt, including
   current maturities                    13       32    3,600    5,326    3,769
Total shareholders' equity           31,686   24,527    6,870    4,822    5,498
Shareholders' equity per share         6.25     5.96     1.96     1.27     1.45
Return on shareholders' equity (2)     16.1%    18.8%    30.8%     5.9%    23.2%
Current ratio                          1.88     3.31     1.27     1.55     1.82

(1) Pro forma earnings per share for the year ended December 31, 1995 is provided to reflect what earnings per share would have been had the Company had available and used proceeds from the August 1995 initial public offering to pay off long-term debt and the revolving line of credit.

(2) Return on equity is calculated using the average of beginning and ending balances of shareholders' equity for the applicable year.

Selected Quarterly Information
(in thousands except per share amounts)

                      Net      Operating      Net        Total     Debt (Including     Retained     Earnings
                     Sales      Income      Income       Assets   current maturities)  Earnings    Per Share
                     -----      ------      ------       ------   -------------------  --------    ---------
4th Quarter 1996    $16,871     $2,894      $1,897      $45,273             $13         $12,786       $0.37
3rd Quarter 1996     11,234      1,740       1,185       35,269              18          10,889       $0.24
2nd Quarter 1996     11,210      1,345         950       34,025              23           9,704       $0.19
1st Quarter 1996     10,731        674         502       32,448              26           8,754       $0.10

4th Quarter 1995    $12,312     $1,984      $1,431      $32,151             $32          $8,252       $0.29
3rd Quarter 1995     10,427      1,044         642       30,310              37           6,821        0.16
2nd Quarter 1995      9,679      1,056         593       19,738           3,526           6,179        0.17
1st Quarter 1995      9,354        554         281       19,997           3,555           5,593        0.08

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Since its formation in February 1984, the Company has experienced substantial growth in the sales of its products and services. The
Company's net revenues have increased from $16.1 million in 1990 to $50.0 million in 1996, an average annual increase of approximately 35%. Increases in the revenues of the Company's vibration analysis products account for a substantial part of the Company's net revenues and have accounted for a large portion of the Company's growth over this period. In the last four years, the Company has also developed an array of non-vibration products utilizing a variety of technologies and concentrated on the marketing of services incorporating all product lines and technologies. These developments have lessened the Company's dependence on a single product line and allowed the Company to provide a more complete line of Reliability-Based Maintenance products and services. In October 1996, the Company completed the acquisition of Maintenance &
Diagnostics, LLC ("M&D"), an operator of research, service and training centers for the electric power industry, which increased the Company's services revenues derived from contract maintenance services.
Nevertheless, the Company believes that its continued success will be dependent in large part on the continued viability of its vibration analysis products.

  The Company's revenues are classified as product revenues and service revenues. Product revenues include the sale of the Company's integrated instruments and software. Service revenues include revenues relating to the Company's training programs, the performance of contract maintenance services, engineering and consulting services and services performed at the Company's oil testing laboratory. Revenues are generated from the sale of products and services in both domestic and international markets. During 1996, approximately 23% of the Company's revenues were generated in international markets. No individual customer accounted for more than 3% of revenues during 1996. The Company generally expects that during the next several years service revenues will increase at a faster rate than product revenues and that product revenues from the Company's products other than vibration analysis products will increase at a faster rate than the Company's vibration analysis products. At present, the principal reasons for the difference in growth rates are due to the relatively small Services revenue base, the fourth quarter acquisition of M&D Services and product revenues from products other than vibration analysis.

  Cost of revenues include direct expenses, such as labor and inventory, as well as overhead allocated to direct expenses incurred in manufacturing products sold by the Company and estimated costs attributable to warranties. The direct costs associated with providing services performed by the Company for its customers are also included in cost of revenues. In addition, royalties paid on certain patents licensed to the Company are reflected in this category. In general, as a percentage of revenue, the cost of service revenues is greater than the cost of product revenues. Also, as a percentage of revenue, the cost of revenues associated with the Company's products other than vibration analysis products is higher than the Company's cost of revenues associated with vibration analysis products. The Company expects service revenues and revenue from products other than vibration analysis products to grow at a faster rate than revenue from vibration analysis products over the course of the next several years.

  Selling, general and administrative ("SG&A") expense includes costs related to the Company's sales force which is comprised of both direct employees of the Company and independent sales representatives.
Included are the direct labor costs for employee sales representatives as well as commissions paid to both employee sales representatives and independent sales representatives. Costs associated with marketing and advertisements for the Company's products and services are included in this category. Administrative expenses, including all corporate and administrative functions that serve to support the existing product and service businesses of the Company as well as provide the infrastructure for future growth, are reflected in this category, as are certain management, supervisory and staff salaries and employee benefits, data processing, training, rent and office supply costs. In addition, the portion of depreciation and amortization expense allocable to SG&A expense is included in this category.

  Research and development expenses include labor, overhead and material costs associated with the development of new products and services offered by the Company and are expensed as incurred. Costs associated with new product development are capitalized beginning when a product's prototype has been established and ending when the product is available for general release. Capitalized costs are amortized over the economic life of the product on a per unit basis. The Company expects that research and development expenses will increase on an absolute basis but will remain steady or decline as a percentage of revenues, depending on the timing of expenditures for particular projects.

  Interest expense includes costs and expenses associated with working capital indebtedness as evidenced by outstanding balances on the Company's principal credit facilities. Interest income includes imputed interest on prepaid maintenance contracts.


Comparison of Fiscal Years Ended December 31, 1996 and December 31, 1995

  Revenues, Net.    Net revenues for 1996 increased 19.6% to $50.0
million from $41.8 million in 1995.   Product revenues increased 13.4% to
$36.3 million in 1996 from $32.0 million in 1995 principally as a result of the continued development of existing markets. Non-vibration product revenues grew 52.8% to $10.3 million from $6.8 million in 1995. Service revenues increased 40.8% to $13.8 million in 1996 from $9.8 million in 1995 as a result of the Company's acquisition of M&D, the opening of two new training centers in Detroit and San Diego, and increased marketing of its services.

  Cost of revenues.    Direct product and services costs increased 20.5%
to $20.1 million in 1996 from $16.7 million in 1995. Product costs increased 1.3% to $9.3 million in 1996 from $9.2 million in 1995, and service costs increased 44.2% to $10.7 million in 1996 from $7.4 million in 1995. Total cost of revenues as a percentage of net revenues increased from 39.9% in 1995 to 40.1% in 1996, reflecting the expansion into non-vibration product lines and the increase in service revenues.

  Selling, General and Administrative.    SG&A expense increased
14.7% to $18.2 million in 1996 from $15.9 million in 1995. The increase resulted from the continued investment in market development and increases in the Company's sales force which led to the increase in sales for the current year. Commission expense increased 26.9% to $4.9 million in 1996 from $3.9 million in 1995 as a result of increased sales. As a result of strong revenues in 1996, however, SG&A expense as a percentage of net revenues decreased to 36.5% in 1996 from 38.1% in 1995.

  Research and Development.    Research and development expense
increased by $513,000 or 11.3% to $5.1 million in 1996 from $4.6 million in 1995. As a percentage of net revenues, research and development expense declined to 10.1% in 1996 from 10.9% in 1995, reflecting increased revenues in 1996.

  Income from Operations.    Income from operations for 1996 increased
by $2.1 million to $6.7 million, or 13.3% of net revenues, from $4.6 million, or 11.1% of net revenues, in 1995.

  Interest Expense, Interest Income, and Other Income.      Interest
expense decreased 98.9% in 1996 to $4,000 from $373,000 in 1995, primarily as a result of lower average balances on the Company's outstanding indebtedness. Interest income increased to $458,000 in 1996 from $261,000 in 1995 due to additional funds being available for investment. Other income (expense) decreased by $100,000 to ($23,000) in 1996 compared to $77,000 in 1995.

  Income Taxes.     The Company's effective tax rate remained 36.0% in
1996 as compared to 1995. The Company's effective tax rate is lower than the statutory rate primarily because of research and development tax credits which have been available to the Corporation and the utilization of a foreign sales company.

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

  Cost of revenues.    Direct product and services costs increased 56.4%
to $16.7 million in 1995 from $10.7 million in 1994. Product costs increased 45.4% to $9.2 million in 1995 from $6.3 million in 1994, and service costs increased 72.6% to $7.4 million in 1995 from $4.3 million in 1994. Total cost of revenues as a percentage of net revenues increased from 34.2% in 1994 to 39.9% in 1995 for several reasons. First, the expansion into non-vibration product lines increased revenues, but involved products with lower margins. Margins are lower on the Company's non-vibration products for two principal reasons: (i) the lower volume of units for these products translates into a higher per unit manufacturing cost and (ii) the Company is able to maintain relatively high margins on its vibration analysis products because of increased efficiencies and its competitive position in that area. Consequently, overall product costs as a percentage of net revenues will continue to rise in the short term as sales of non-vibration products increase as a percentage of net revenues, but unit costs will stabilize to the extent that volume increases and manufacturing efficiencies are achieved. Second, the Company generated greater service revenues which tend to carry a lower gross margin percentage than the Company's product business. Costs associated with the Company's service business are accounted for almost entirely in cost of revenues. Further, the service business acquired from TEC in October, 1994 had a gross margin of approximately 4.6%, which was significantly lower than the gross margin on the Company's existing service business of approximately
24.4%. The Company expects, however, that it may increase margins on the TEC service business through operational improvements. The service costs also reflect net additions to the Company's staff to support increased service demands.

  Selling, General and Administrative.    SG&A expense increased
19.2% to $15.9 million in 1995 from $13.3 million in 1994. The increase resulted in part from the shift in the composition of the Company's sales force from the predominant use of independent sales representatives toward the use of more employee sales representatives. This increase was partially offset by the lower commission rates that are paid to employee sales representatives. However, commission expense increased 21.1% to $3.9 million in 1995 from $3.2 million in 1994 as a result of increased sales. SG&A expense also increased in 1995 primarily as a result of increased market development expenditures. As a result of strong revenues in 1995, however, SG&A expense as a percentage of net revenues decreased to 38.1% in 1995 from 42.8% in 1994.

  Research and Development.    Research and development expense
increased by $69,000 or 1.5% to $4.6 million in 1995 from $4.5 million in 1994. As a percentage of net revenues, research and development expense declined to 10.9% in 1995 from 14.4% in 1994, reflecting increased revenues in 1995.

  Income from Operations.    Income from operations for 1995 increased
by $2.0 million to $4.6 million, or 11.1% of net revenues, from $2.7 million, or 8.6% of net revenues, in 1994.

  Interest Expense, Interest Income, and Other Income.      Interest
expense decreased 18.4% in 1995 to $373,000 from $458,000 in 1994, primarily as a result of lower average balances on the Company's outstanding indebtedness. Interest income increased to $261,000 in 1995 from $109,000 in 1994 due to additional funds being available for investment. Other income increased by $40,000 to $77,000 in 1995 compared to $37,000 in 1994.

  Income Taxes.     The Company's effective tax rate was 36.0% in the
1995 period as compared to a rate in 1994 of 23.7%, principally due to the decrease in certain research and development tax credits available to the Company and the 1994 decrease in the Deferred Tax Valuation Allowance.
The Company's effective tax rate is lower than the statutory rate primarily because of research and development tax credits which have been available to the corporation and utilization of a foreign sales company.


Liquidity and Capital Resources

  Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, including acquisitions, and the Company has made significant expenditures each year for research and development and market development.

  Net cash provided by operating activities in 1996 increased to $5,331,000 from $2,546,000 in 1995 primarily due to increases in net income and an increase in current liabilities reflecting the higher level of business activity. Cash used in investing activities increased from $1.6 million in 1995 to $10.1 million in 1996, reflecting additions to property, plant and equipment and the acquisition of M&D. These investments were financed from the Company's cash flow from operations and cash on hand from the Company's 1995 initial public offering. At December 31, 1996, the Company's cash on hand totaled $4.6 million.

  The Company maintains two bank lines of credit that provide for borrowings of up to $12.0 million based on a minimum current ratio of 1.25 or better and bearing interest at the lender's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company's discretion.

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


Item 8.  Financial Statements and Supplementary Data

                                     INDEX

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 1996 and 1995
Consolidated Statements of Operations for each of the Three Years in the period ended December 31, 1996
Consolidated Statements of Cash Flows for each of the Three Years in the period ended December 31, 1996
Consolidated Statements of Shareholders' Equity for each of the Three
     Years in the period ended December 31, 1996
Notes to Consolidated Financial Statements
Independent Accountants' Report

Financial Statement Schedule:
  Independent Accountants' Report
  Supplemental Schedule II - Valuation and Qualifying Accounts

      COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,   DECEMBER 31,
                                                      1996           1995
                                                   -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 4,576,801    $ 8,824,332
  Trade accounts receivable, less
    allowance for doubtful accounts
    of approximately $198,500 in 1996
    and $132,000 in 1995                            15,656,516      9,980,006
  Refundable income taxes                             -------         160,000
  Inventories                                        3,190,964      3,623,124
  Deferred income taxes                                740,000        703,000
  Prepaid expenses and other current assets            166,733        239,369
                                                   -----------    -----------
      Total current assets                          24,331,014     23,529,831

Property, plant and equipment:
  Land                                                 729,204        729,204
  Building and improvements                          6,714,979      4,488,421
  Equipment and furniture                           10,625,614      6,763,103
  Construction-in-Progress                           1,293,587         87,325
                                                   -----------    -----------
                                                    19,363,384     12,068,053
  Less accumulated depreciation                     (5,879,464)    (4,129,812)
                                                   -----------    -----------
      Property, plant and equipment, net            13,483,920      7,938,241
                                                   -----------    -----------
Other assets:
  Other assets                                         552,777         43,193
  Goodwill                                           6,292,490       -------
  Other intangible assets                              612,646        639,508
                                                   -----------    -----------
      Total assets                                 $45,272,847    $32,150,773
                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 2,598,425    $ 1,160,502
  Accrued liabilities                                7,222,579      3,977,241
  Income taxes payable                               1,026,110        492,010
  Deferred maintenance contract revenue              2,070,411      1,468,238
                                                   -----------    -----------
      Total current liabilities                     12,917,525      7,097,991
Other liabilities                                     -------          13,172
Deferred maintenance contract revenue                  668,862        512,159
                                                   -----------    -----------
      Total liabilities                             13,586,387      7,623,322
                                                   -----------    -----------
Commitments and contingencies (Notes 7, and 9)
Shareholders' equity:
  Common stock, no par value, 50,000,000 shares
    authorized, 4,991,618 and 4,743,209 shares
    issued and outstanding in 1996 and 1995,
    respectively                                    18,034,208     15,459,192
  Additional paid-in capital                           865,805        815,862
  Retained earnings                                 12,786,447      8,252,397
                                                   -----------    -----------
      Total shareholders' equity                    31,686,460     24,527,451
                                                   -----------    -----------
      Total liabilities and shareholders' equity   $45,272,847    $32,150,773
                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

             COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
			    CONSOLIDATED  STATEMENTS OF OPERATIONS
                         Years Ended December 31,

                                                      1996           1995           1994
                                                   -----------    -----------    -----------
Revenues, net:
   Product                                         $36,275,150    $31,990,239    $25,063,227
   Services                                         13,770,973      9,782,244      6,102,050
                                                   -----------    -----------    -----------
                                                    50,046,123     41,772,483     31,165,277
Cost of revenues:
   Product                                           9,339,308      9,219,753      6,343,261
   Services                                         10,731,998      7,442,778      4,312,237
                                                   -----------    -----------    -----------
                                                    20,071,306     16,662,531     10,655,498
                                                   -----------    -----------    -----------
Gross margin                                        29,974,817     25,109,952     20,509,779

Costs and expenses:
   Selling, general and administrative expenses     18,245,737     15,909,203     13,348,015
   Research & development expenses                   5,075,674      4,562,481      4,492,988
                                                   -----------    -----------    -----------
Income from operations                               6,653,406      4,638,268      2,668,776

Other income (expenses):
   Interest expense                                     (3,985)      (373,451)      (457,547)
   Interest income                                     457,560        261,184        108,865
   Other income(expense), net                          (22,525)        76,795         36,857
                                                   -----------    -----------    -----------
Income before taxes                                  7,084,456      4,602,796      2,356,951

Provision for  income taxes                          2,550,406      1,655,495        558,684
                                                   -----------    -----------    -----------
Income after taxes                                 $ 4,534,050    $ 2,947,301    $ 1,798,267
                                                   ===========    ===========    ===========
Earnings per share                                 $      0.90    $      0.72    $      0.51
                                                   ===========    ===========    ===========
Weighted average shares and
   equivalents outstanding                           5,065,510      4,117,251      3,503,329
                                                   ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Year Ended December 31,

                                                                      1996           1995          1994
                                                                   ----------     ----------     ----------
Cash flows from operating activities:
  Net income                                                       $4,534,050     $2,947,301     $1,798,267
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                   2,021,041      1,321,191        927,803
    Deferred income taxes                                               2,000        129,000       (342,000)
    Accrued interest on notes from shareholders                       -----          -----          (12,191)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (4,155,437)    (3,358,396)    (1,079,624)
      Income taxes refundable or payable                              771,183        220,010        612,000
      Inventories                                                     165,676       (136,895)    (1,490,401)
      Prepaid expenses and other current assets                       105,868         77,648        (60,720)
      Other assets                                                      6,438         (7,604)         2,924
      Accounts payable                                              1,134,454        (45,004)      (290,370)
      Accrued liabilities                                             (13,455)     1,115,615        916,220
      Deferred maintenance contract revenue                           758,876        282,900        385,856
                                                                   ----------     ----------     ----------
       Net cash provided by operating activities                    5,330,694      2,545,766      1,367,764
                                                                   ----------     ----------     ----------
Cash flows from investing activities:
    Purchase of property, plant and equipment                      (6,576,186)    (1,872,030)    (1,754,940)
    Purchase of business (net of cash acquired)                    (2,910,586)        -----       (1,100,000)
    Capitalized acquisition consts                                   (113,908)       -----          -----
    Investment in other assets                                       (506,118)       -----          -----
    Net repayments from (advances to) shareholders                     -----          245,756        (13,000)
                                                                   ----------     ----------     ----------
       Net cash used in investing activities                      (10,106,798)    (1,626,274)    (2,867,940)
                                                                   ----------     ----------     ----------
Cash flows from financing activities:
    Net borrowings under (repayments on) line of credit               -----       (3,193,664)     2,783,644
    Repayment of long-term debt                                       (13,172)    (3,568,420)    (1,726,393)
    Net proceeds from issuance of common stock                        541,745     14,739,152        333,520
    Purchases of common stock                                         -----          (28,840)       (84,240)
    Checks outstanding in excess of bank balances                     -----          (43,388)        43,338
                                                                   ----------     ----------     ----------
       Net cash provided by financing activities                      528,573      7,904,840      1,349,869
                                                                   ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents               (4,247,531)     8,824,332       (150,307)
Cash and cash equivalents, at beginning of year                     8,824,332        -----          150,307
                                                                   ----------     ----------     ----------
Cash and cash equivalents, at end of year                          $4,576,801     $8,824,332     $  -----
                                                                   ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    Additional                   Total
                                                         Common      Paid-In      Retained    Shareholders'
                                                         Stock       Capital      Earnings       Equity
                                                     -----------   -----------   -----------   -----------
Balance, January 1, 1994                             $   471,283   $   842,244   $ 3,508,764   $ 4,822,291
  Issuance of 71,185 shares under employee stock
    purchase plan                                        213,555        -----         -----        213,555
  Issuance of 12,200 shares under stock option plans      29,965        -----         -----         29,965
  Issuance of 30,000 shares                               90,000        -----         -----         90,000
  Purchase and retirement of 28,080 shares               (78,555)       (3,750)       (1,935)      (84,240)
  Net income                                              -----         -----      1,798,267     1,798,267
                                                     -----------   -----------   -----------   -----------
Balance, December 31, 1994                               726,248       838,494     5,305,096     6,869,838
  Issuance of 60,834 shares under employee stock
    purchase plan                                        240,081        -----         -----        240,081
  Issuance of 87,300 shares under stock option
    plans                                                369,660        -----         -----        369,660
  Issuance of 1,283,970 shares, net of $1,608,000
    in expenses and underwriting discounts            14,129,411        -----         -----     14,129,411
  Purchase and retirement of 7,560 shares                 (6,208)      (22,632)       -----        (28,840)
  Net income                                              -----         -----      2,947,301     2,947,301
                                                     -----------   -----------   -----------   -----------
Balance, December 31, 1995                            15,459,192       815,862     8,252,397    24,527,451
  Issuance of 5,009 shares under employee stock
    purchase plan                                         81,797        -----         -----         81,797
  Issuance of 137,250 shares under stock option
    plans                                                459,948        -----         -----        459,948
  Issuance of 73,146 shares due to acquisition of
    subsidiary                                         1,143,271        -----         -----      1,143,271
  Stock options issued in connection with acquisition
    of subsidiary                                        750,000        -----         -----        750,000
  Employee stock options issued at less than stock
    market price                                         140,000        -----         -----        140,000
  Income tax benefits related to exercised
    stock options                                         -----         49,943        -----         49,943
  Net Income                                              -----         -----      4,534,050     4,534,050
                                                     -----------   -----------   -----------   -----------
Balance, December 31, 1996                           $18,034,208   $   865,805   $12,786,447   $31,686,460
                                                     ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


              COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

     Computational Systems, Incorporated and Subsidiaries' (the Company) principal business is to design, develop, manufacture, market and support predictive and proactive maintenance technology products for large scale, heavy industrial manufacturing facilities worldwide. The Company has several wholly-owned subsidiaries which perform maintenance and consulting services, research and development services for the commercialization of various products, and sell the Company's products in foreign countries.

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

     Intangibles - Intangible assets consisting principally of goodwill and acquired patents are being amortized on a straight-line basis over their useful lives ranging from three to twenty years. Amortization of these intangibles was $232,794 in 1996, $179,162 in 1995 and $49,551 in 1994. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are inadequate to fully recover their carrying value.

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


      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued):

     Research and development - The majority of research and development costs are expensed as incurred. Other research and development costs incurred in developing a product during the period that begins when the product's prototype has been established and ending when the product is available for general release are capitalized and are amortized over the economic life of the product. Such costs capitalized in 1996 amounted to $506,118. These costs will be amortized on a per unit sold basis.

     Income taxes - Income taxes are computed in accordance with Statement of Financial Accounting Standard No. 109 Accounting for
Income Taxes. The statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities based on the differences between the financial statements and the tax basis of the assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

     Royalties - The Company pays certain royalties on certain products in connection with the use of certain patents. Total royalties included in cost of sales for 1996, 1995 and 1994 were approximately $968,000, $843,000 and $574,000 respectively. These royalties will continue to be paid through the year 2001.

     Earnings per share - Earnings per common share have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares relating to options issued during the 12 month period preceding the initial public offering have been calculated using the treasury stock method assuming that the options were outstanding during each period presented and that the fair value of the Company's common stock during each period was equal to the initial public offering price of $12.50 per share. Common equivalent shares relating to additional options have been calculated using the treasury stock method for the portion of each period for which the options were outstanding and using the average fair value of the Company's common stock for each of the respective periods.
Pro forma earnings per share for the year ended December 31, 1995 is $0.68. The pro forma earnings per share have been provided to reflect what earnings per share would have been had the proceeds from the Company's August 1995 initial public offering been used by the Company on January 1, 1995 to pay off long-term debt and the revolving line of credit.

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

     Accounting for Stock Based Compensation - On January 1, 1996, the
Company adopted Statement of Financial Accounting Standard No. 123,
Accounting for Stock Based Compensation (SFAS 123).  As permitted by
SFAS 123, the Company has chosen to continue to apply APB Opinion 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its Plans. The pro forma disclosures of the impact of SFAS 123 are described in Note 7 of the financial statements.


      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued):

     Impairment of long-lived assets - In March 1995, the FASB issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which
(i) requires that long-lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, (ii) requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell, and (iii) provides guidelines and procedures for measuring impairment losses that are different from previously existing guidelines and procedures. The Company adopted the provisions of Statement 121 in 1996: the adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

3.  INVENTORIES:

     Inventories consist of the following as of December 31:

                                            1996                 1995
                                            ----                 ----
Raw materials                            $1,406,893           $1,835,885
Work-in-process                             649,589              736,109
Finished goods, net                       1,134,482            1,051,130
                                         ----------           ----------
                                         $3,190,964           $3,623,124

4.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of December 31:

                                    1996               1995
                                    ----               ----
Accrued payroll                $  1,513,432        $   882,192
Accrued vacation                    799,300            624,596
Commissions payable                 425,375            392,108
Accrued bonus                       350,000            542,772
Promissory Note                   2,385,250             -----
Other liabilities                 1,749,222          1,535,573
                                 ----------         ----------
                                 $7,222,579         $3,977,241

5.  DEBT:

     The Company previously had available a $4,000,000 Revolving Credit Agreement (Agreement) expiring on December 31, 1996. Borrowings under the Agreement bore interest at the bank's base rate. During 1995, the Company used a portion of the proceeds from its initial public offering to pay off the balances outstanding under its $4,000,000 Revolving Credit Agreement and its term note.

     On June 14, 1996 the Company entered into an Amended and Restated Credit Agreement (Agreement) with



      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  DEBT- (Continued):

two banks for a line of credit with available borrowings up to $12,000,000. The Agreement expires on April 30, 1999. Borrowings under the
Agreement bear interest at either the bank's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company's discretion.
As of December 31, 1996, there was no outstanding balance under the new Agreement. The Company's debt is secured by certain of the Company's assets and the agreement contains certain financial and operational covenants which, among other things, require the Company to maintain minimum tangible net worth and working capital levels and meet certain financial statement ratios.

     The Company also maintains a capital lease which had a current maturity of $13,146 on December 31, 1996. The Company records the current portion of its debt in Accounts Payable. Any long-term portion debt would be recorded in Other Liabilities.

6.  INCOME TAXES:

     The provision (benefit) for income taxes, all of which relates to continuing operations, is comprised of the following:
                                       1996          1995          1994
                                       ----          ----          ----
Current:
  Federal                           $2,156,406    $1,214,495    $  775,684
  State                                392,000       312,000       125,000
                                    ----------    ----------    ----------
                                     2,548,406     1,526,495       900,684
Deferred:
  Federal                                2,000       115,000      (335,000)
  State                                ------         14,000        (7,000)
                                    ----------    ----------    ----------
                                         2,000       129,000      (342,000)
                                    ----------    ----------    ----------
                                    $2,550,406    $1,655,495    $  558,684
                                    ==========    ==========    ==========

     The components of deferred income tax assets and liabilities at December 31, 1996 and 1995, are as follows:

                                             1996                     1995
                                      Current   Noncurrent     Current   Noncurrent
                                     --------   ----------     -------   ----------
Deferred income tax assets:
  Allowance for doubtful accounts    $ 68,000   $    -----     $50,000   $   -----
  Demonstration equipment              -----         -----      77,000       -----
  Inventories                          17,000        -----      38,000       -----
  Warranty, bonus and other accruals  655,000        -----     538,000       -----
  Deferred revenue                     -----        194,000     -----       182,000
  Intangibles                          -----         42,000     -----        23,000
                                     --------   -----------    -------   ----------
                                      740,000       236,000    703,000      205,000
Deferred income tax liabilities:
  Property, plant and equipment        -----       (271,000)    -----      (201,000)
  Intangibles
                                     --------   -----------    -------   ----------
                                       -----       (271,000)    -----      (201,000)
                                     --------   -----------    -------   ----------
Net deferred tax asset (liability)   $740,000   $   (35,000)  $703,000       $4,000
                                     ========   ===========    =======   ==========

      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.  INCOME TAXES - (Continued)

     Management believes that a valuation allowance is not considered necessary at December 31, 1996 and 1995 based upon the historical levels of taxable income and the projections for future taxable income over the periods during which the temporary differences giving rise to deferred tax assets are expected to be recovered or settled.

     The provision for income taxes in 1996, 1995 and 1994, differs from the "expected" income tax expense (computed by applying the U.S. corporate income tax rate of 34%) as a result of the following:

                                         1996           1995           1994

Tax at statutory rate                 $2,409,000     $1,565,000       $801,000
State income taxes, net of
  federal income tax benefit             284,000        184,000         95,000
Research and development tax credits    (123,000)       (66,000)      (184,000)
Change in valuation allowance             -----          -----        (228,000)
Other provision for income taxes         (19,594)       (27,505)        74,684
                                      ----------     ----------       --------
                                      $2,550,406     $1,655,495       $558,684

7.   EMPLOYEE STOCK AND BENEFIT PLANS:

Stock Options
     The Company maintains incentive stock option plans. Under the 1987
Plan, 500,000 shares of the Company's common stock were reserved for options. Options were granted to key officers and employees at the discretion of the Company's Board of Directors. On July 27, 1995, the Company's shareholders approved the 1995 Plan for the award of up to 350,000 shares. No further options shall be granted under the 1987 Plan. Prior to the Company's initial public offering in August, 1995, the fair value of the Company's shares was determined by the Board of Directors, based on an independent valuation. Subsequent to August, 1995 the fair value is the quoted market price of the Company's shares. Options are generally exercisable ratably over five years beginning one year after the date granted, and expire in six to ten years.

     The Company's Board of Directors has the ability to grant stock options that are not covered under any of the stock option plans on a discretionary basis.


      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   EMPLOYEE STOCK AND BENEFIT PLANS - (Continued)

 Information with respect to all outstanding options at December 31, is summarized as follows:

                                                          Weighted   Weighted
                                                           Average    Average                 Weighted
                                                             of       Grant       Stock        Average
                                               Number     Exercise  Date Fair    Options      Exercise
                                             of Options    Prices     Value     Exercisable     Price
                                             ----------   --------  ---------   -----------   --------
Shares under option as of January 1, 1994      196,500     $ 2.80
Options granted
  Exercise Price = Market Price of Stock       220,000     $ 3.07     $ 3.07
Options exercised                              (12,200)    $ 2.36
Options canceled                               (19,500)    $ 1.99
                                             ----------   --------
Shares under option as of December 31, 1994    384,800     $ 2.72                 85,465       $ 2.97
Options granted
  Exercise Price < Market Price of Stock        10,000     $ 4.00     $15.00
  Exercise Price > Market Price of Stock        14,955     $ 4.40     $ 4.00
  Exercise Price = Market Price of Stock        66,775     $10.85     $10.85
Options exercised                              (87,300)    $ 3.08
Options canceled                               (16,500)    $ 2.94
                                             ----------   --------
Shares under option as of December 31, 1995    372,730     $ 4.48                 65,046       $ 4.51
Options granted
  Exercise Price < Market Price of Stock        50,000     $15.23     $18.13
  Exercise Price > Market Price of Stock       230,565     $16.19     $15.61
  Exercise Price = Market Price of Stock        88,738     $17.39     $17.39
Options exercised                             (137,250)    $ 3.39
Options canceled                               (53,095)    $11.28
                                             ----------   --------
Shares under option as of December 31, 1996    551,688     $12.06                 85,840       $11.60
                                             =========    ========

                                                          1996        1995
                                                         -------    -------
Shares available for future grant under the 1987 Plan     -----      -----
Shares available for future grant under the 1995 Plan    111,608    298,500

     The following table summarizes information about the Plans' stock options at December 31, 1996:

                                   Options Outstanding                     Options Exercisable
                 -----------------------------------------------------  ---------------------------
                     Number         Weighted-Average      Weighted        Number       Weighted
   Range of        Outstanding         Remaining           Average      Exercisable     Average
Exercise Prices    at 12/31/96      Contractual Life    Exercise Price  at 12/31/96  Exercise Price
---------------  ----------------  -------------------  --------------  -----------  --------------
$ 2.46 - $ 4.40     176,274           3.08 years           $ 3.23          26,900        $ 3.26
$12.50 - $21.88     375,414           8.87 years           $16.20          58,940        $15.40

      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   EMPLOYEE STOCK AND BENEFIT PLANS - (continued):

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below:
                                  1996                        1995
                        ------------------------    -------------------------
                            As                          As
                         Reported     Pro Forma      Reported      Pro Forma
                        ----------    ----------    ----------     ----------
Net income              $4,534,050    $4,032,845    $2,947,301     $2,901,866
Earnings per share           $0.90         $0.82         $0.72          $0.71

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions: dividend growth rate of 0% for both 1996 and 1995, expected volatility of 0.395 for 1996 and 1995, risk-free interest rates of 6.25% for options issued prior to August 28, 1995 and 6.46% for options issued subsequently to August 28, 1995 and expected lives of six years for options issued prior to August 28, 1995 and ten years for options issued subsequently to August 28, 1995.

Stock Purchase Plan
     In 1990, the Board of Directors established an employee stock purchase plan where all employees could elect to purchase an amount of common stock equal up to 10% of their individual compensation. Shares were offered at fair value as determined annually on January 1st by management, based on an independent valuation and the Board reserved the right to determine those years in which shares would be made available under the Plan. In 1995, 60,834 shares were issued to employees under this plan at a price of $4.00 per share. On July 27, 1995, the Company's shareholders approved a new employee stock purchase plan that mirrors the 1990 Plan except that up to 150,000 shares can be issued at a price equal to the lesser of 95% of the market price on the last day of the plan period or the average of the market prices on the first and last day of the plan period. An aggregate of 10,307 shares were issued to employees under the employee stock purchase plan in 1996.

401(k) Plan
     The Company has a 401(k) plan which is available to all full-time employees and those part-time employees who have completed 1,000 hours of employment during twelve consecutive months. The Company will contribute one-half of the contributions made by each participant, up to a maximum Company contribution of 3% of each participant's annual earnings. The Company made contributions of $380,249, $265,397 and $216,092 in 1996, 1995 and 1994, respectively.

 8.  RELATED PARTY NOTE RECEIVABLE:

     A note receivable from the Company's largest shareholder and Chairman was paid on June 29, 1995. The outstanding balance and accrued interest at the time amounted to $262,772.

      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 9.  LEASES:

     The Company has operating leases for certain training facilities and office equipment. Rent expense under these operating leases was $353,780 in 1996, $100,163 in 1995 and $86,561 in 1994. Minimum
commitments under operating leases are as follows:

          Year         Amount
          1997        $207,008
          1998         207,008
          1999         204,281
          2000         196,100
          2001          94,552
                      --------
          Total       $908,949

10.  PURCHASE OF BUSINESS:

     On October 28, 1996, the Company acquired the assets and assumed certain liabilities of Maintenance & Diagnostics, L.L.C. ("M&D"), and the rights to use certain technology from a third party. The acquistion has been accounted for under the purchase method and, accordingly, the operating results of M&D have been included in the consolidated operating results since the date of acquisition. The purchase price consisted of $3.88 million in cash to owners of M&D including $2.385 million of which was paid on January 2, 1997. The issuance of an aggregate of 51,047 shares of CSI common stock to the owners of M&D and 49,805 shares to the third party
(for the rights to use certain technology and other rights). The Company also repaid $1.48 million for amounts owed under M&D's line of credit agreement with one of its owners. CSI also issued options to certain of the owners of M&D (such options are valued at $750,000). M&D operates research, service and training facilities for the electric power industry. The purchase price was allocated to the assets and liabilities based on their fair market value as follows:

          Cash                         $     68,035
          Accounts Receivable             1,521,073
          Prepaid Expenses                   33,232
          Fixed Assets                      491,257
          Deposits                           13,903
          Goodwill (20 year life)         6,346,130
          Other Assets                       38,384
          Accounts Payable                 (303,469)
          Accruals                         (518,360)
                                         ----------
                                         $7,690,185


      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  PURCHASE OF BUSINESS - (Continued):

     The unaudited consolidated results of operations on a pro forma basis as though M&D had been acquired as of the beginning of the year are as follows:

                                 (Unaudited)       (Unaudited)
                                    1996              1995
                                 -----------       -----------
    Net Sales                    $56,274,408       $45,837,752
    Gross Profit                 $31,584,439       $26,167,483
    Net Income                   $ 4,685,791       $ 2,611,695
    Earnings Per Share           $      0.91       $      0.62


     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

11.  CASH FLOW INFORMATION:

                                             1996         1995         1994
                                          ----------   ----------   ----------
Supplemental disclosures of cash flows:

Interest paid                             $    3,985   $  184,975   $  486,166
                                          ==========   ==========   ==========
Income taxes paid (refunded), net         $1,883,000   $1,321,000   $  (38,000)
                                          ==========   ==========   ==========

     The Company entered into the following noncash transactions to purchase M&D: promissory notes totaling $2,385,250, common stock valued at $1,576,317 and stock options valued at $750,000.

12. EXPORT SALES:

     Export sales were as follows for the years ended December 31, (in thousands):

                        1996          1995        1994
                      -------       -------      ------
Middle East           $   868       $   772      $  513
Europe                  2,418         3,804       2,288
Latin America           3,621         2,652       2,649
Asia                    3,258         3,437       2,088
Other areas             1,124         1,739       1,686
                      -------       -------      ------
                      $11,289       $12,404      $9,224

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Computational Systems, Incorporated and Subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statments based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles wsed and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computational Systems, Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
Knoxville, Tennessee
January 24, 1997


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     No events have occurred that would require disclosure under this item.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding the directors and executive offices of the Company is hereby incorporated by reference to pages 3 through 5 of the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders (the "1996 Proxy Statement").


Item 11.  Executive Compensation

    Information regarding executive compensation is hereby incorporated to the Executive Compensation section, pages 6 through 12, of the 1996
Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     Information regarding security ownership of certain beneficial owners and management is hereby incorporated by reference to page 3 of the 1996 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     James F. Smith, Jr., a director of the Company, is also a director of First American Corp., the holding company for First American National Bank.
First American National Bank is a lendor to the Company under an Amended and Restated Credit Agreement (Agreement) for a line of credit with available borrowings up to $12,000,000. The Agreement expires on April 30, 1999.


                            PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1) The following Consolidated Financial Statements of Computational Systems, Incorporated are included in Part II, Item 8.
         Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements
         Report of Independent Accountants
   (2) Financial Statement Schedules:
         Report of Independent Accountants
         Schedule II - Valuation and Qualifying Accounts and Reserves is included herein.
   (3) Exhibits:
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

        10.38 --   Form of Indemnification Agreement.


        B.  Incorporated by reference to the Company's second quarter Form 10-Q

        10    --   Amended and Restated Credit Agreement with
                   First American National Bank and NationsBank of
                   Tennessee

        C. Incorporated by reference to the Company's Form 8-K filed on November 13, 1996

        2      --  Agreement and Plan of Merger dated October 28, 1996
                   among Computational Systems, Incorporated,
                   Paragon Services, Inc. and Maintenance & Diagnostics, L.L.C.


        D.  Filed herewith

        Exhibit
        Number                                     Description

        11.0  --  Statement re: Computation of Per Share Earnings
        21.0  --  List of subsidiaries
        23.1  --  Independent Accountants' Consent
        27.1  --  Financial Data Schedule

(b) Reports on Form 8-K filed in the fourth quarter - a current report on 8-K reporting the M&D acquisition was filed on November 13, 1996.


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Computational Systems, Incorporated


                                     By /S/ Bryan J. Collier
                                        --------------------------------
                                        Bryan J. Collier
                                        Vice President of Finance and
                                        Chief Financial Officer

Date  March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                        Date

/s/ Ronald G. Canada    Chairman, Chief Executive Officer and    March 27, 1997
 Ronald G. Canada       Director (Principal Executive Officer)

/s/ Kenneth R. Piety    Vice Chairman, Vice President of         March 27, 1997
 Kenneth R. Piety       Engineering, Secretary, and Director

/s/ Carlo Gorla         President and Chief Operating Officer    March 27, 1997
   Carlo Gorla

/s/ Bryan J. Collier    Vice President of Finance and Chief      March 27, 1997
  Bryan J. Collier      Financial Officer (Principal Financial and
                        Accounting Officer)

/s/ John J. Cioffi      Director                                 March 27, 1997
   John J. Cioffi

                        Director
   Richard E. Ray

/s/ William S. Rukeyser Director                                 March 26, 1997
 William S. Rukeyser

/s/ James F. Smith, Jr. Director                                 March 27, 1997
  James F. Smith, Jr.

                        Director
Thomas A. Valunas, Jr.



INDEPENDENT ACCOUNTANTS REPORT ON FINANCIAL STATEMENT SCHEDULE


In connectin with our audits of the consolidated financial statements of Computational Systems, Incorporated and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1996.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all materail respects, the information required to be included therein.

                                               /s/ Coopers & Lybrand L.L.P.
                                                   Coopers & Lybrand L.L.P.

Knoxville, Tennessee
January 24, 1997



        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          AND RESERVES
                 FOR THE YEAR ENDED DECEMBER 31

                                   Balance at       Charged                                    Balance
                                   beginning       costs and        to other                   at end
Description                        of period       expenses         accounts    Deductions    of period
--------------------------------   ---------       --------         --------    ----------    ---------
Allowance for doubtful accounts:

       1994                         $125,000       $272,491          $80,120      $345,135     $132,476
       1995                         $132,476       $143,208          ------       $143,207     $132,477
       1996                         $132,477       $104,513          $30,000      $ 68,514     $198,476


      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                         EXHIBIT INDEX

                                                                     Sequential
Exhibit Number                  Description                             Page
No.


     11.0           Statement re: Computation of per share earnings

     21.0           List of Subsidiaries

     23.1           Independent Accountants' Consent

                                                                     Exhibit 11
                    COMPUTATION OF EARNINGS PER SHARE
                     FOR THE YEAR ENDED DECEMBER 31

                                                              1994         1995         1996
PRIMARY:

Weighted average number of common shares outstanding        3,366,734    3,824,996    4,836,221

Net effect of dilutive stock options based on the treasury
	stock method using the average market and initial
    public offering prices, as appropriate                    136,595      292,255      229,289
                                                           ----------   ----------   ----------
Weighted average number of common and common
    equivalent shares outstanding                           3,503,329    4,117,251    5,065,510

Net income                                                 $1,798,267   $2,947,301   $4,534,050

Primary net income per common share                             $0.51        $0.72        $0.90

FULLY DILUTED:

Weighted average number of common shares outstanding        3,366,734    3,824,996    4,836,221

Net effect of dilutive stock options based on the treasury
	stock method using the period-end market price if higher
    than average price                                        136,595      303,825      242,274
                                                           ----------   ----------   ----------
Weighted average number of common and common
    equivalent shares outstanding                           3,503,329    4,128,821    5,078,495

Net income                                                 $1,798,267   $2,947,301   $4,534,050

Fully diluted net income per common share                       $0.51        $0.71        $0.89

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.

                                                                    Exhibt 21.0
                     Computational Systems, Incorporated
                             List of Subsidiaries

                                                          Names under which
                                                          Business Conducted,if
Name of Subsidiary         Jurisdiction of Incorporation  different
--------------------       -----------------------------  ---------------------
CSI Services, Inc.         Tennessee                      N/A

Status Technologies, Inc.  Tennessee                      N/A

CSI International, Inc.    Virgin Islands                 N/A

Computational Systems,     United Kingdom                 N/A
UK Limited

Computational Systems,     Belgium                        CSI Europe
Inc. Europe

CSI Technology, Inc.       Delaware                       N/A

CSI Delaware I, Inc.       Delaware                       N/A

CSI Delaware II, Inc.      Delaware                       N/A

CSI Real Property, LLC     Delaware                       N/A


                                                                 Exhibit 23.1



CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Computational Systems, Inc. on Form S-8 of our report dated January 24, 1997, on our audits of the consolidated financial statements and financial statement schedules of Computational Systems, Inc. as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.

                                               /s/ Coopers & Lybrand L.L.P.
                                                   Coopers & Lybrand L.L.P.

Knoxville, Tennessee
March 25, 1997