Form 10-Q
period 1997-03-31
COMPUTATIONAL SYSTEMS INC
filed 1997-05-13
CIK 947483

This paper document is being filed pursuent to Rule 902(g) of
                         Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 1997


                 Commission file number 0-26596


               Computational Systems, Incorporated
     ------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)



         Tennessee                                       62-1198047
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

         835 Innovation Drive
         Knoxville, Tennessee                                37932
---------------------------------------                    ----------
(Address of Principal Executive Office)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:         (423) 675-2110





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

     Common Stock outstanding - 5,003,845 shares at March 31, 1997



Page  of    pages.
Exhibit Index on page   .




                 PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Condensed Balance Sheets

Consolidated Condensed Statements of Operations

Consolidated Condensed Statements of Cash Flows

Notes to Consolidated Condensed Financial Statements



            COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1997          1996
                                                            (Unaudited)    (Audited)
                                                            -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   692,174   $ 4,576,801
  Trade accounts receivable, less
    allowance for doubtful accounts                          16,062,089    15,656,516
  Inventories                                                 3,144,321     3,190,964
  Prepaid expenses and other current assets                     903,485       906,733
                                                            -----------   -----------
    Total current assets                                     20,802,069    24,331,014
                                                            -----------   -----------
Property, plant and equipment:
  Land                                                          729,204       729,204
  Building and improvements                                   7,812,000     6,714,979
  Equipment and furniture                                    12,008,329    10,625,614
  Construction-in-Progress                                     -------      1,293,587
                                                            -----------   -----------
                                                             20,549,533    19,363,384
  Less accumulated depreciation                              (6,479,637)   (5,879,464)
                                                            -----------   -----------
    Property, plant and equipment, net                       14,069,896    13,483,920
                                                            -----------   -----------
Other assets
  Other assets                                                  826,226       552,777
  Goodwill                                                    6,194,663     6,292,490
  Other intangible assets                                       664,288       612,646
                                                            -----------   -----------
    Total assets                                            $42,557,142   $45,272,847
                                                            ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 2,193,819   $ 2,598,425
  Accrued liabilities                                         3,975,925     7,222,579
  Income taxes payable                                          (31,938)    1,026,110
  Deferred maintenance contract revenue                       2,329,947     2,070,411
  Line of credit                                                519,000     -------
                                                            -----------   -----------
    Total current liabilities                                 8,986,753    12,917,525
Deferred maintenance contract revenue                           612,661       668,862
                                                            -----------   -----------
    Total liabilities                                         9,599,414    13,586,387
                                                            -----------   -----------
Shareholders' equity:
  Common stock,no par value, 50,000,000 shares authorized,   18,508,561    18,034,208
    5,003,845 and 4,991,618 shares issued and outstanding
    in 1997 and 1996, respectively
  Additional paid-in capital                                    951,230       865,805
  Retained earnings                                          13,497,937    12,786,447
                                                            -----------   -----------
    Total shareholders' equity                               32,957,728    31,686,460
                                                            -----------   -----------
    Total liabilities and shareholders' equity              $42,557,142   $45,272,847
                                                            ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

           COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                    Three Months Ended
                                                March 31,       March 31,
                                                  1997            1996
                                              -----------     -----------
Revenues, net:
   Product                                    $ 8,721,280     $ 7,932,848
   Services                                     5,753,268       2,798,445
                                              -----------     -----------
                                               14,474,548      10,731,293
Cost of revenues:
   Product                                      2,178,165       2,316,055
   Services                                     4,018,907       2,180,255
                                              -----------     -----------
                                                6,197,072       4,496,310

Gross margin                                    8,277,476       6,234,983

Costs and expenses:
   Selling, general and administrative          5,634,274       4,355,000
   Research & development                       1,611,124       1,206,196
                                              -----------     -----------
                                                7,245,398       5,561,196
                                              -----------     -----------
Income from operations                          1,032,078         673,787
Other income (expense)
   Interest expense                               (10,477)         (1,146)
   Interest income                                 48,173         117,589
   Other income (expense), net                      8,242          (5,859)
                                              -----------     -----------
                                                   45,938         110,584
                                              -----------     -----------
Income before taxes                             1,078,016         784,371

Provision for income taxes                        366,526         282,375
                                              -----------     -----------
Income after taxes                               $711,490        $501,996
                                              ===========     ===========
Earnings per share                                  $0.14           $0.10
                                              ===========     ===========
Weighted average shares and
   equivalents outstanding                      5,266,400       5,018,945
                                              ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements

          COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                  Three Months Ended
                                                              March 31,      March 31,
                                                                1997           1996
                                                             ----------     ----------
Cash flows from operating activities:
  Net income                                                   $711,490       $501,996
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Depreciation and amortization                               732,395        403,656
    Deferred income taxes                                         2,000       (176,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                      (396,535)       553,405
      Income taxes (payable)                                   (981,661)       (72,073)
      Inventories                                                37,334       (264,864)
      Prepaids & other current assets                             3,248         71,587
      Other assets                                                5,697        (40,703)
      Accounts payable                                         (399,763)       (16,760)
      Accrued liabilities                                      (428,359)      (516,951)
      Deferred maintenance contract revenue                     203,335        347,497
                                                             ----------     ----------
        Net cash (used) provided by operating activities       (510,819)       790,790
                                                             ----------     ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment                  (1,184,973)    (1,108,041)
  Purchase of business                                       (2,385,250)
  Investment in other assets                                   (359,050)       ------
                                                             ----------     ----------
        Net cash used in investing activities                (3,929,273)    (1,108,041)
                                                             ----------     ----------
Cash flows from financing activities:
  Net borrowings under (repayments on) line of credit           519,000     ------
  Repayments of long-term debt                                   (4,843)        (5,821)
  Proceeds from issuance of common stock                         41,308         59,610
                                                             ----------     ----------
        Net cash provided by financing activities               555,465         53,789
                                                             ----------     ----------
Net (decrease) in cash and cash equivalents                  (3,884,627)      (263,462)
Cash and cash equivalents, at beginning of period             4,576,801      8,824,332
                                                             ----------     ----------
Cash and cash equivalents, at end of period                    $692,174     $8,560,870
                                                             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

      COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS:

    Information in the accompanying financial statements and notes to the financial statements for the interim periods is unaudited. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for December 31, 1996.

2. INVENTORIES:

    Inventories consist of the following:

                             March 31,           December 31,
                               1997                  1996
                            (Unaudited)           (Audited)
                            -----------          -----------
     Raw Materials            1,428,088           $1,406,893
     Work in-process            574,127              649,589
     Finished goods, net      1,142,106            1,134,482
                            -----------          -----------
                             $3,144,321           $3,190,964
                            ===========          ===========

3. CASH FLOW INFORMATION:

                                             March 31,     March 31,
                                               1997          1996
                                             --------      --------
                                           (Unaudited)   (Unaudited)
Supplemental disclosures of cash flows:

Interest paid                                $    362      $  1,473
Income taxes paid, net                       $609,000      $461,899

On January 2, 1997 CSI issued the remaining stock to the former owners of Maintenance & Diagnostic L.L.C. per the purchase agreement dated October 28, 1996. The value of the stock transferred was $433,045.

4.  RESEARCH AND DEVELOPMENT:

    The majority of research and development costs are expensed as incurred. Other research and development costs incurred in developing a product during the period that begins when the product's prototype has been established and ending when the product is available for general release are capitalized and are amortized over the economic life of the product. Such costs capitalized in the three months ended March 31, 1997 amounted to $281,146. These costs will be amortized on a per unit sold basis.


Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 and March 31, 1996

     Revenues, Net.   Net revenues increased 34.9% in the three months ended
March 31, 1997 ("the 1997 quarter") to $14.5 million, compared to $10.7 million during the three months ended March 31, 1996 ("the 1996 quarter"). Revenue from the sale of products increased 9.9% to $8.7 million in the 1997 quarter from $7.9 million in the 1996 quarter. The increase in product revenues is due primarily to significant increases in the 2120 two channel vibration analysis product line, the latest version of the Company's original product line. Service revenues increased 105.6% to $5.8 million in the 1997 quarter from $2.8 million in the 1996 quarter primarily as a result of the acquisition of Maintenance and Diagnostics LLC ("M&D"), an operator of research, service and training centers for the electric power industry, late in 1996 and increases in technical and customer services driven by the increase in product sales.

     Cost of Revenue.   Total costs of revenues increased 37.8% to $6.2
million in the 1997 quarter from $4.5 million in the 1996 quarter. As a percentage of net revenues, total cost of revenue increased from 41.9% in the 1996 quarter to 42.8% in the 1997 quarter due to the increase in the level of services activity which has a lower gross margin than product revenues. Product costs decreased 6.0% to $2.2 million in the 1997 quarter from $2.3 million in the 1996 quarter primarily due to favorable pricing that resulted from purchasing negotiations and improved efficiencies in the manufacturing process. Service costs increased 84.3% to $4.0 million in the 1997 quarter from $2.2 million in the 1996 quarter primarily due to the acquisition of M&D as well as the increase in activity associated with the overall increase in services revenues.

     Selling, General and Administrative.    SG&A expense increased 29.4% to
$5.6 million in the 1997 quarter from $4.4 million in the 1996 quarter. The increase was due primarily to an increase in investments in market development related to the corresponding increase in net revenues. SG&A expense, as a percentage of net revenues, decreased to 38.9% in the 1997 quarter from 40.6% in the 1996 quarter.

     Research and Development.    Research and development expenses increased
by $404,928 or 33.6% to $1.6 million in the 1997 quarter from $1.2 million in the 1996 quarter, reflecting increases in the level of support of a more diverse product line as well as expenditures for the development of new products. As a percentage of net product revenues, research and development expenses increased to 18.5% in the 1997 quarter from 15.2% in the 1996 quarter.

     Income from Operations.    Income from operations for the 1997 quarter
increased 53.2% to $1.0 million, or 7.1% of net revenue, from $674,000, or
6.3% of net revenue, in the 1996 quarter.   Total operating expenses increased
by $1,684,202 or 30.3% to $7.2 million in the 1997 quarter from $5.6 million in the 1996 quarter.

     Interest Expense/Income.    Interest expense increased in the 1997
quarter to $10,477 from $1,146 in the 1996 quarter, primarily as a result of draws on the Company's bank line of credit to finance continuing growth. Interest income decreased 59.0% in the 1997 quarter to $48,173 from $117,589 in the 1996 quarter due to lower cash levels being available for investment.

     Income Taxes.    The Company's effective tax rate for the 1997 quarter
was approximately 34% versus the 1996 quarter rate of approximately 36%. The rate has improved due to the utilization of available research and development tax credits as well as a foreign sales corporation.

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

     Net cash utilized by operating activities in the 1997 quarter was $510,819. Net cash provided by operating activities was $790,790 in the 1996 quarter. The change was caused primarily by the payment of accrued expenses from the previous year. Investing activities primarily include additions to property, plant and equipment and cash payments made to close the acquisition of M&D.

     The Company maintains bank lines of credit that provide for borrowings of up to $12.0 million based on a minimum current ratio of 1.25 or better and bearing interest at the lender's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company's discretion.

     The Company's total liabilities decreased to $9.6 million as of March 31,1997 as compared to $13.6 million as of December 31, 1996 reflecting payments on obligations incurred in connection with the acquisition of M&D as well as the payment of outstanding tax liabilities.

     Although the Company presently has neither acquisition agreements nor arrangements, the Company may in the future make strategic acquisitions of other providers of maintenance products or services using stock, cash, debt or a combination thereof. Depending on the terms of the acquisition, the Company may need to incur additional indebtedness or issue equity securities to make any such acquisition.

     The Company routinely engages in transactions in foreign countries. Substantially all of the Company's transactions are denominated in U.S. currency, thereby limiting the Company's exposure to fluctuations in foreign currency exchange rates.

     In February 1997, the FASB issued Statement of Accounting Standards No. 128, Earnings Per Share (EPS). The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of Statement 128 in fiscal year 1997 and the impact on the Company's financial statements has not been determined.


                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits:

          (11)      Statement re: computation of per share
                    earnings
          (27)      Financial data schedule

     (b)  No reports on Form 8-K were filed for the quarter ended
          March 31, 1996.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMPUTATIONAL SYSTEMS, INCORPORATED




Date:   May 13, 1997          By:     /s/ Ronald G. Canada
                                  ------------------------------------
                                  Ronald G. Canada,  Chairman and
                                  Chief Executive Officer


                              By:     /s/ Bryan J. Collier
                                  ------------------------------------
                                  Bryan J. Collier, Vice President of
                                  Finance and Chief Financial Officer



                             Exhibit Index

   Sequential
     Item
      No.                     Description
   ----------    ------------------------------------------------

      (11)       Statement re: Computation of per share earnings

      (27)       Financial data schedule

EXHIBIT 11 - EARNINGS PER SHARE

                                                                  THREE MONTHS ENDED
                                                               MARCH 31,      MARCH 31,
                                                                 1997           1996
                                                              ---------      ---------
PRIMARY:

Weighted average number of common shares outstanding          5,000,064      4,752,611

Net effect of dilutive stock options based on the treasury
    stock method using the average market price                 266,336        266,334
                                                              ---------      ---------
Weighted average number of common and common
    equivalent shares outstanding                             5,266,400      5,018,945

Net income                                                     $711,490       $501,996
                                                              ---------      ---------
Primary net income per common share as reported                   $0.14          $0.10


FULLY DILUTED:

Weighted average number of common shares outstanding          5,000,064      4,752,611

Net effect of dilutive stock options based on the treasury
	stock method using the period-end market price if higher
    than average price                                          266,336        272,174
                                                              ---------      ---------
Weighted average number of common and common
    equivalent shares outstanding                             5,266,400      5,024,785

Net income                                                     $711,490       $501,996
                                                              ---------      ---------
Fully diluted net income per common share as reported             $0.14          $0.10

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.