Form 10-Q
period 1997-06-30
COMPUTATIONAL SYSTEMS INC
filed 1997-08-14
CIK 947483

This paper document is being filed pursuent to Rule 902(g) of Regulation S-T


                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1997


                      Commission file number 0-26596


                    Computational Systems, Incorporated
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


           Tennessee                                    62-1198047
---------------------------------          ------------------------------------
 (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         835 Innovation Drive
         Knoxville, Tennessee                                  37932
---------------------------------------                  -----------------
(Address of Principal Executive Office)                      (Zip Code)


Registrants Telephone Number, Including Area Code:    (423) 675-2110




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No

Common Stock outstanding - 5,023,023 shares at June 30, 1997







Page 1 of   14   pages.
Exhibit Index on page   13   .



                     PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.
-----------------------------------------------------------------------------
Consolidated Condensed Balance Sheets



Consolidated Condensed Statements of Operations



Consolidated Condensed Statements of Cash Flows



Notes to Consolidated Condensed Financial Statements



              COMPUTATIONAL SYSTEMS, INCORPORATED  AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30,      DECEMBER 31,
                                                        1997            1996
                                                     ----------      ----------
                                                    (Unaudited)      (Audited)

ASSETS
Current assets:
    Cash and cash equivalents                       $   816,516     $ 4,576,801
    Trade accounts receivable,
      less allowance for doubtful acccounts          15,399,795      15,656,516
    Inventories                                       3,504,918       3,190,964
    Prepaid expenses and other current assets           935,326         906,733
                                                     ----------      ----------
        Total current assets                         20,656,555      24,331,014
                                                     ----------      ----------
Property, plant and equipment:
    Land                                                729,204         729,204
    Building and improvements                         7,829,143       6,714,979
    Equipment and furniture                          13,071,978      10,625,614
    Construction-in-Progress                           -------        1,293,587
                                                     ----------      ----------
                                                     21,630,325      19,363,384
    Less accumulated depreciation                    (7,061,724)     (5,879,464)
                                                     ----------      ----------
        Property, plant and equipment, net           14,568,601      13,483,920
                                                     ----------      ----------
Other assets
    Capitalized R&D and other assets                  1,187,226         552,777
    Goodwill                                          6,109,847       6,292,490
    Other intangible assets                             646,480         612,646
                                                     ----------      ----------
        Total assets                                $43,168,709     $45,272,847
                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $ 1,522,471     $ 2,598,425
    Accrued liabilities                               4,219,207       7,222,579
    Income taxes payable                               (415,536)      1,026,110
    Deferred maintenance contract revenue             2,337,362       2,070,411
    Line of credit                                    1,438,000        -------
                                                     ----------      ----------
        Total current liabilities                     9,101,504      12,917,525
Deferred maintenance contract revenue                   694,090         668,862
                                                     ----------      ----------
        Total liabilities                             9,795,594      13,586,387
                                                     ----------      ----------
Shareholders' equity:
    Common stock,no par value, 50,000,000
      shares authorized, 5,023,023 and
      4,991,618 shares issued and outstanding
      in 1997 and 1996, respectively                 18,639,006      18,034,208
    Additional paid-in capital                          951,230         865,805
    Retained earnings                                13,782,879      12,786,447
                                                     ----------      ----------
        Total shareholders' equity                   33,373,115      31,686,460
                                                     ----------      ----------
        Total liabilities and shareholders' equity  $43,168,709     $45,272,847
                                                     ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.


                                       COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                          June 30,      June 30,           June 30,      June 30,
                                                           1997          1996               1997          1996
                                                       -----------   -----------        -----------   -----------
 Revenues, net:
   Product                                              $9,035,800    $8,354,790        $17,757,080   $16,287,638
   Services                                              5,411,240     2,854,602         11,164,508     5,653,047
                                                       -----------   -----------        -----------   -----------
                                                        14,447,040    11,209,392         28,921,588    21,940,685
Cost of revenues:
   Product                                               2,254,134     2,014,666          4,432,299     4,330,721
   Services                                              4,188,659     2,299,255          8,207,566     4,479,510
                                                       -----------   -----------        -----------   -----------
                                                         6,442,793     4,313,921         12,639,865     8,810,231

Gross margin                                             8,004,247     6,895,471         16,281,723    13,130,454
                                                       -----------   -----------        -----------   -----------
Costs and expenses:
   Selling, general and administrative                   5,888,239     4,224,642         11,522,513     8,579,642
   Research & development                                1,640,549     1,325,457          3,251,673     2,531,653
                                                       -----------   -----------        -----------   -----------
                                                         7,528,788     5,550,099         14,774,186    11,111,295
                                                       -----------   -----------        -----------   -----------
Income from operations                                     475,459     1,345,372          1,507,537     2,019,159
                                                       -----------   -----------        -----------   -----------
Other income (expense)
   Interest expense                                        (41,345)         (221)           (51,822)       (1,366)
   Interest income                                          (9,488)      134,872             38,685       252,460
   Other income (expense), net                               7,053         4,347             15,295        (1,512)
                                                       -----------   -----------        -----------   -----------
                                                           (43,780)      138,998              2,158       249,582
                                                       -----------   -----------        -----------   -----------
Income before taxes                                        431,679     1,484,370          1,509,695     2,268,741

Provision for income taxes                                 146,736       534,374            513,262       816,749
                                                       -----------   -----------        -----------   -----------
Income after taxes                                        $284,943      $949,996           $996,433    $1,451,992
                                                       -----------   -----------        -----------   -----------
Earnings per share                                           $0.06         $0.19              $0.19         $0.29

Weighted average shares and equivalents outstanding      5,169,688     5,068,388          5,191,375     5,047,363
                                                       -----------   -----------        -----------   -----------

The accompanying notes are an integral part of these consolidated condensed financial statements.



                  COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Six Months Ended
                                                            -------------------------
                                                              June 30,       June 30,
                                                                1997           1996
                                                            ----------     ----------
Cash flows from operating activities:
  Net income                                                  $996,433     $1,451,992
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                            1,484,383      1,120,084
    Deferred income taxes                                       -----        (176,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                      265,759        701,078
      Income taxes refundable (payable)                     (1,365,259)        66,306
      Inventories                                             (327,394)      (374,029)
      Prepaids                                                 (28,593)        32,587
      Other assets                                               4,410       (170,062)
      Accounts payable                                      (1,067,802)      (323,789)
      Accrued liabilities                                     (185,077)       (68,756)
      Deferred maintenance contract revenue                    292,179        477,876
                                                            ----------     ----------
        Net cash provided by operating activities               69,039      2,737,287
                                                            ----------     ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment                 (2,301,956)    (2,965,297)
  Purchase of business                                      (2,385,250)
  Investment in other assets                                  (743,719)      ------
                                                            ----------     ----------
    Net cash used in investing activities                   (5,430,925)    (2,965,297)
                                                            ----------     ----------
Cash flows from financing activities:
  Net borrowings under line of credit                        1,438,000       ------
  Repayments of long-term debt                                  (8,152)        (8,994)
  Proceeds from issuance of common stock                       171,753        279,757
                                                            ----------     ----------
    Net cash provided by financing activities                1,601,601        270,763
                                                            ----------     ----------
Net increase (decrease) in cash and cash equivalents        (3,760,285)        42,753
Cash and cash equivalents, at beginning of period            4,576,801      8,824,332
                                                            ----------     ----------
Cash and cash equivalents, at end of period                   $816,516     $8,867,085
                                                            ----------     ----------


The accompanying notes are an integral part of these consolidated condensed financial statements.


   COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS:

    Information in the accompanying financial statements and notes to the financial statements for the interim periods is unaudited. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for December 31, 1996.

2. INVENTORIES:

    Inventories consist of the following:

                                          June 30,           December 31,
                                            1997                1996
                                        (Unaudited)           (Audited)
                                        -----------           ----------
Raw Materials                            $1,561,539           $1,406,893
Work-in-process                             748,962              649,589
Finished goods, net                       1,194,417            1,134,482
                                        -----------           ----------
                                         $3,504,918           $3,190,964
                                        ===========           ==========

3. CASH FLOW INFORMATION:


                                           June 30,                 June 30,
                                             1997                     1996
                                         -----------              -----------
                                         (Unaudited)              (Unaudited)

Supplemental disclosures of cash flows:

Interest paid                             $ 38,638                  $  1,693
Income taxes paid, net                    $904,000                  $857,894


The Company entered into the following noncash transaction to purchase M&D: common stock valued at $433,045.



4.  RESEARCH AND DEVELOPMENT:

    The majority of research and development costs are expensed as incurred. Costs incurred in developing a product during the period that begins when the product's prototype has been established and ending when the product is available for general release are capitalized and are amortized over the economic life of the product. Such costs capitalized in the six months ended June 30, 1997 amounted to $638,860. These costs will be amortized on a per unit sold basis.


Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1997 and June 30, 1996

Revenues, Net.   Net revenues increased 28.9% in the three
months ended June 30, 1997 (the 1997 quarter) to $14.4 million, compared to $11.2 million during the three months ended June 30, 1996 (the 1996 quarter). Revenue from the sale of products increased 8.2% to $9.0 million in the 1997 quarter from $8.4 million in the 1996 quarter. The increase in product revenues is due primarily to significant increases in the vibration analysis, motor, and corrective product lines offset slightly by sales decreases in other operating divisions. Service revenues increased 89.6% to $5.4 million in the 1997 quarter from $2.9 million in the 1996 quarter primarily as a result of a fourth quarter, 1996, acquisition of a services company based in Philadelphia, Pennsylvania as well as increases in other services driven by continuing investments in sales and marketing. Although net revenues increased significantly, the level of net revenues reached was not sufficient to support investments made to increase revenues.

Cost of Revenue.   Total costs of revenues increased 49.3%
to $6.4 million in the 1997 quarter from $4.3 million in the 1996 quarter. As a percentage of net revenues, total cost of revenue increased from 38.5% in the 1996 quarter to 44.6% in the 1997 quarter due to the increase in the level of services activity that has a lower gross margin than product revenues. Product costs increased 11.9% to $2.3 million in the 1997 quarter from $2.0 million in the 1996 quarter primarily due to the increased level of product sales. Service costs increased 82.2% to $4.2 million in the 1997 quarter from $2.3 million in the 1996 quarter primarily due to the aforementioned acquisition as well as the increase in activity associated with the overall increase in services revenues.

Selling, General and Administrative.    SG&A expense
increased 39.4% to $5.9 million in the 1997 quarter from $4.2 million in the 1996 quarter. The increase was due primarily to an increase in investments in market development as well as the cost of administrative support related to the corresponding increase in net revenues. Also, the company completed a staff restructuring late in the second quarter which generated additional severance costs. SG&A expense, as a percentage of net revenues, increased to 40.8% in the 1997 quarter from 37.7% in the 1996 quarter.

Research and Development.    Research and development
expenses increased by 23.8% to $1.6 million in the 1997 quarter from $1.3 million in the 1996 quarter, reflecting increases in the required level of support of a more diverse product line as well as continued expenditures for the development of new products. As a percentage of net product revenues, research and development expenses increased to 18.2% in the 1997 quarter from 15.9% in the 1996 quarter.

Income from Operations.    Income from operations for the
1997 quarter decreased 64.7% to $475,000, or 3.3% of net revenue, from $1.3 million, or 12.0% of net revenue, in the 1996 quarter.
As stated in the net revenues section above, investments were made early in the year to attain a higher level of sales throughout the Company. Due to net revenues falling short of those levels, operating income was negatively impacted when compared to the second quarter of 1996. In an effort to improve operating income, the Company has taken a number of steps including the following: total staffing was reduced by approximately 10% in an effort to reduce overall costs and, in divisions where sales were below expectations, management has taken corrective actions to bring costs in line with sales, as well as, to grow sales.


Other Expense/Income.    Other expense increased in the 1997
quarter to $43,000 compared to other income of $139,000 in the 1996 quarter due to the use of available cash and draws made on the Company's bank line of credit to finance continuing growth.

Income Taxes.    The Company's effective tax rate for the
1997 quarter was approximately 34% compared to the 1996 quarter rate of approximately 36%. The rate has improved due to the utilization of available research and development tax credits, the establishment of a foreign sales corporation, and the completion of an internal analysis of the appropriate tax levels.

Comparison of Six Months Ended June 30, 1997 and June 30, 1996

Revenues, Net.   Net revenues increased 31.8% in the six
months ended June 30, 1997 (the 1997 period) to $28.9 million, compared to $21.9 million during the six months ended June 30, 1996 (the 1996 period). Revenue from the sale of products increased 9.0% to $17.8 million in the 1997 period from $16.3 million in the 1996 period. The increase in product revenues is due primarily to significant increases in the vibration analysis, motor, and corrective product lines offset by sales decreases in certain other operating divisions. Service revenues increased
97.5% to $11.2 million in the 1997 period from $5.7 million in the 1996 period primarily as a result of a fourth quarter, 1996, acquisition of a services company based in Philadelphia, Pennsylvania as well as increases in other services driven by continuing investments in sales and marketing. Although net revenues increased significantly, the level of net revenues reached was not sufficient to support investments made to increase revenues. Specific measures are being taken to address the aforementioned challenges as stated in the applicable sections covering the three months ended June 30, 1997.

Cost of Revenue.   Total costs of revenues increased 43.5%
to $12.6 million in the 1997 period from $8.8 million in the 1996 period. As a percentage of net revenues, total cost of revenue increased from 40.2% in the 1996 period to 43.7% in the 1997 period due to the increase in the level of services activity which has a lower gross margin than product revenues as well as lower than desired margins on certain services business lines. Product costs increased 2.3% to $4.4 million in the 1997 period from $4.3 million in the 1996 period due to the increased level of product sales offset by higher margins on certain product lines and a favorable sales mix towards higher margin products. Service costs increased 83.2% to $8.2 million in the 1997 period from $4.5 million in the 1996 period primarily due to the aforementioned 1996 fourth quarter acquisition and the cost associated with the overall increase in services revenues.

Selling, General and Administrative.    SG&A expense
increased 34.3% to $11.5 million in the 1997 period from $8.6 million in the 1996 period. The increase was due primarily to an increase in investments in market development as well as the cost of administrative support related to the corresponding increase in net revenues. Also, the Company incurred severance costs in conjunction with a staff restructuring late in the second quarter. SG&A expense, as a percentage of net revenues, increased to 39.8% in the 1997 period from 39.1% in the 1996 period.

Research and Development.    Research and development
expenses increased by 28.4% to $3.3 million in the 1997 period from $2.5 million in the 1996 period. This increase reflects changes in the required level of support of a more diverse product line as well as expenditures for the development of new products, some of which are scheduled for release during the third and fourth quarters of 1997. As a percentage of net product revenues, research and development expenses increased to 18.3% in the 1997 period from 15.5% in the 1996 period.

Income from Operations.    Income from operations for the
1997 period decreased 25.3% to $1.5 million, or 5.2% of net revenue, from $2.0 million, or 9.2% of net revenue, in the 1996 period. Operating income decreased due to the aforementioned problems noted in the discussion on the three months ended June 30, 1997.

Other Expense/Income.    Other income in the 1997 period was
$2,000 versus other income of $249,000 in the 1996 period due to the use of available cash balances and draws made on the Company's line of credit to finance continuing growth.

Income Taxes.    The Company's effective tax rate for the
1997 quarter was approximately 34% versus the 1996 quarter rate of approximately 36%. The rate has improved due to the utilization of available research and development tax credits, the establishment of a foreign sales corporation, and the completion of an internal analysis of appropriate tax levels.

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

Net cash provided by operating activities during the first six months of 1997 was $69,000 while net cash provided by operating activities during the first six months of 1996 was $2.7 million. The decrease in net cash provided by operating activities was caused by decreases in the level of net income, refunds due from the recognition and payment of estimated income tax liabilities, and a decrease in accounts payable.

Net cash used by investing activities increased from $2.9 million for the six months ended June 30, 1996 to $5.4 million for the six months ended June 30, 1997. Capital expenditures during the first six months of 1997 included final payments to complete a fourth quarter 1996 services business acquisition and the capitalization of certain types of research and development costs which did not occur during the same period in 1996.

The Company maintains bank lines of credit that provide for borrowings of up to $12.0 million based on a borrowing formula and a minimum current ratio of 1.25 or better. The bank lines of credit bear interest at the lender's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company's discretion.

The Company's total liabilities decreased to $9.8 million as of June 30, 1997 as compared to $13.6 million as of December 31, 1996 due to payments made in the first half of 1997 to close a fourth quarter acquisition, a decrease in the level of income taxes payable due to payments made for prior year tax liabilities, and refunds due from the recognition and payment of estimated tax liabilities.

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


     (b) No reports on Form 8-K were filed for the quarter ended June 30, 1997.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         COMPUTATIONAL SYSTEMS, INCORPORATED


Date:  August 11, 1997   By:     /s/ Ronald G. Canada
                                 --------------------------------------
                                 Ronald G. Canada,  Chairman and
                                 Chief Executive Officer


                         By:     /s/ Tomas A. Valunas
                                 --------------------------------------
                                 Tomas A. Valunas, Vice President of
                                 Finance and Chief Financial Officer



                                  Exhibit Index

        Item                    Description
     ----------         ----------------------------------------------
        (11)            Statement re: Computation of per share earnings





EXHIBIT 11 - EARNINGS PER SHARE

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                        -----------------------     -----------------------
                                        June 30,      June 30,      June 30,      June 30,
                                          1997          1996          1997          1996
                                        ---------     ---------     ---------     ---------
PRIMARY:

Weighted average number of
   common shares outstanding            5,015,466     4,798,001     5,007,429     4,781,501

Net effect of dilutive stock
   options based on the treasury
   stock method using the average
   market price                           154,222       270,387       183,946       265,862
                                        ---------     ---------     ---------     ---------
Weighted average number of common
   and common equivalent shares
   outstanding                          5,169,688     5,068,388     5,191,375     5,047,363
                                        ---------     ---------     ---------     ---------
Net income                               $284,943      $949,996      $996,433    $1,451,992

Primary net income per common
   share as reported                        $0.06         $0.19         $0.19         $0.29



FULLY DILUTED:

Weighted average number of
   common shares outstanding            5,015,466     4,798,001     5,007,429     4,781,501

Net effect of dilutive stock
   options based on the treasury
   stock method using the period-end
   market price if higher than
   average price                          154,222       270,387       183,946       284,453
                                        ---------     ---------     ---------     ---------
Weighted average number of common
   and common equivalent shares
   outstanding                          5,169,688     5,068,388     5,191,375     5,065,954
                                        ---------     ---------     ---------     ---------
Net income                               $284,943      $949,996      $996,433    $1,451,992

Fully diluted net income per common
   share as reported                        $0.06         $0.19         $0.19         $0.29

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.