Form 10-Q
period 1997-09-30
COMPUTATIONAL SYSTEMS INC
filed 1997-11-14
CIK 947483

This paper document is being filed pursuent to Rule 902(g) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                        FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1997


                  Commission file number 0-26596


               Computational Systems, Incorporated
         ----------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

                  Tennessee                           62-1198047
       -----------------------------        -----------------------------------
        (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
    of Incorporation or Organization)


              835 Innovation Drive
              Knoxville, Tennessee                        37932
      ---------------------------------------          ----------
      (Address of Principal Executive Office           (Zip Code)


Registrant=s Telephone Number, Including Area Code:           (423) 675-2110




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No

Common Stock outstanding - 5,070,767 shares at November 10, 1997










Page 1 of   14   pages.
Exhibit Index on page   13   .

PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.
---------------------------------------------------------
Consolidated Condensed Balance Sheets                   3



Consolidated Condensed Statements of Operations			4



Consolidated Condensed Statements of Cash Flows			5



Notes to Consolidated Condensed Financial Statements    6

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     September 30,  December 31,
                                                         1997           1996
                                                      ----------     ----------
                                                     (Unaudited)     (Audited)

ASSETS
Current assets:
    Cash and cash equivalents                        $   521,156    $ 4,576,801
    Trade accounts receivable, less
    allowance for doubtful accounts                   17,611,150     15,656,516
    Inventories                                        3,745,943      3,190,964
    Prepaid expenses and other current assets            867,371        906,733
                                                      ----------     ----------
        Total current assets                          22,745,620     24,331,014
                                                      ----------     ----------
Property, plant and equipment:
    Land                                                 729,204        729,204
    Building and improvements                          7,853,771      6,714,979
    Equipment and furniture                           13,274,656     10,625,614
    Construction-in-Progress                             882,472      1,293,587
                                                      ----------     ----------
                                                      22,740,103     19,363,384
    Less accumulated depreciation                     (7,683,609)    (5,879,464)
                                                      ----------     ----------
        Property, plant and equipment, net            15,056,494     13,483,920
                                                      ----------     ----------
Other assets
    Capitalized R&D and other assets                   1,532,581        552,777
    Goodwill                                           6,060,121      6,292,490
    Other intangible assets                              737,313        612,646
                                                      ----------     ----------
        Total assets                                 $46,132,129    $45,272,847
                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $ 1,719,355    $ 2,598,425
    Accrued liabilities                                4,939,716      7,222,579
    Income taxes payable                                 134,428      1,026,110
    Deferred maintenance contract revenue              2,288,335      2,070,411
    Line of credit                                     1,500,000       -------
                                                      ----------     ----------
        Total current liabilities                     10,581,834     12,917,525
Deferred maintenance contract revenue                    864,438        668,862
                                                      ----------     ----------
        Total liabilities                             11,446,272     13,586,387
                                                      ----------     ----------
Shareholders' equity:
    Common stock,no par value,
    50,000,000 shares authorized,
    5,051,673 and 4,991,618 shares issued and
    outstanding in 1997 and 1996, respectively        18,735,221     18,034,208
    Additional paid-in capital                           951,230        865,805
    Retained earnings                                 14,999,406     12,786,447
                                                      ----------     ----------
        Total shareholders' equity                    34,685,857     31,686,460
                                                      ----------     ----------
        Total liabilities and shareholders' equity   $46,132,129    $45,272,847
                                                      ==========     ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                         September 30, September 30, September 30, September 30,
                                                            1997          1996          1997          1996
Revenues, net:
   Product                                              $11,015,364    $8,097,196   $28,772,444   $24,384,835
   Services                                               5,439,168     3,136,994    16,603,676     8,790,040
                                                        -----------    ----------    ----------    ----------
                                                         16,454,532    11,234,190    45,376,120    33,174,875
Cost of revenues:
   Product                                                2,611,263     2,012,988     7,043,562     6,343,710
   Services                                               3,884,132     2,588,260    12,091,698     7,067,769
                                                         ----------    ----------    ----------    ----------
                                                          6,495,395     4,601,248    19,135,260    13,411,479

Gross margin                                              9,959,137     6,632,942    26,240,860    19,763,396

Costs and expenses:
   Selling, general and administrative                    6,625,545     3,830,679    18,148,058    12,410,321
   Research & development                                 1,515,941     1,062,254     4,767,614     3,593,907
                                                          ---------     ---------    ----------    ----------
                                                          8,141,486     4,892,933    22,915,672    16,004,228
                                                          ---------     ---------    ----------    ----------
Income from operations                                    1,817,651     1,740,009     3,325,188     3,759,168

Other income (expense)
   Interest expense                                         (46,400)         (579)      (98,222)       (1,945)
   Interest income                                            7,226       132,794        45,911       385,254
   Other income (expense), net                               10,532       (21,386)       25,827       (22,898)
                                                          ----------    ----------    ----------    ----------
                                                            (28,642)      110,829       (26,484)      360,411
                                                          ----------    ---------     ----------    ----------
Income before taxes                                       1,789,009     1,850,838     3,298,704     4,119,579

Provision for income taxes                                  572,483       666,302     1,085,745     1,483,050
                                                         ----------    ----------    ----------    ----------
Income after taxes                                       $1,216,526    $1,184,536    $2,212,959    $2,636,529
                                                         ----------    ----------    ----------    ----------
Earnings per share                                            $0.24         $0.24         $0.43         $0.52

Weighted average shares and equivalents outstanding       5,174,506     5,026,920     5,188,165     5,061,429
                                                         ----------    ----------    ----------    ----------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                          Nine Months Ended
                                                       --------------------------
                                                   September 30,     September 30,
                                                        1997              1996
                                                  ---------------    -------------
Cash flows from operating activities:
    Net income                                        $2,212,959          $2,636,529
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                    2,222,466           1,366,637
      Deferred income taxes                              ------             (176,000)
      Changes in operating assets and liabilities:
        Accounts receivable                           (1,945,596)            103,252
        Income taxes refundable(payable)                (815,295)            447,500
        Inventories                                     (574,419)           (319,162)
        Prepaids                                          39,362             (56,341)
        Other assets                                      (3,067)           (315,448)
        Accounts payable                                (865,923)            156,749
        Accrued liabilities                           (1,849,818)         (1,142,634)
        Deferred maintenance contract revenue            413,500             783,411
                                                     ------------         -----------
      Net cash provided by operating activities       (1,165,831)          3,484,493
                                                     ------------         -----------
Cash flows from investing activities:
    Purchase of property, plant and equipment         (3,448,013)         (5,086,003)
    Investment in other assets                        (1,196,623)             ------
                                                      -----------         -----------
      Net cash used in investing activities           (4,644,636)         (5,086,003)
                                                      -----------         -----------
Cash flows from financing activities:
    Net borrowings under line of credit                1,500,000             ------
    Repayments of long-term debt                         (13,146)            (13,662)
    Proceeds from issuance of common stock               267,968             433,078
                                                       ---------             -------
      Net cash provided by financing activities        1,754,822             419,416
                                                       ---------            --------
Net increase (decrease) in cash and cash equivalents  (4,055,645)         (1,182,094)
Cash and cash equivalents, at beginning of period      4,576,801           8,824,332
                                                       ---------          ----------
Cash and cash equivalents, at end of period          $   521,156          $7,642,238


The accompanying notes are an integral part of these consolidated condensed financial statements.

            COMPUTATIONAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS:

            Information in the accompanying financial statements and notes to the financial statements for the interim periods is unaudited. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for December 31, 1996.

2. INVENTORIES:

	Inventories consist of the following:



                                    September 30, 1997         December 31, 1996
                                       (Unaudited)                  (Audited)
                                    ------------------         -----------------
Raw Materials                           $1,923,319                  $1,406,893
Work-in-Process                            587,496                     649,589
Finished Goods, net                      1,235,128                   1,134,482
                                        ----------                  ----------
                                        $3,745,943                  $3,190,964


3. CASH FLOW INFORMATION:


                                    September 30, 1997        September 30, 1996
                                       (Unaudited)                (Unaudited)
                                    -------------------       ------------------
Supplemental disclosures of cash
flows:

Interest Paid                              $94,419                      $2,079
Income taxes paid, net                     $20,000                  $1,293,000

The Company entered into the following noncash transaction: common stock valued at $433,045 to purchase M&D.

4.  RESEARCH AND DEVELOPMENT:

The majority of research and development costs are expensed as incurred. Costs incurred in developing a product during the period that begins when the product's prototype has been established and ending when the product is available for general release are capitalized and are amortized over the economic life of the product. Such costs capitalized in the nine months ended September 30, 1997 amounted to $1,061,065. These costs will be amortized on a per unit sold basis.




5.  SUBSEQUENT EVENT

	On October 17, 1997, the Company announced that it had signed an agreement and plan of merger with Emerson Electric Co. and upon completion of the merger will become a wholly owned subsidiary of Emerson.

	The agreement, which is subject to certain conditions, including regulatory and CSI's stockholders' approval, calls for Emerson to pay $29.65 a share for each share of CSI's outstanding common stock, of which $5.93 per share is payable in cash, and the remaining $23.72 per share is payable in Emerson common stock in a tax free exchange. The Emerson common stock will be valued based on the average of its closing prices
over the ten trading days ending one day prior to the merger.   In
addition, Ronald G. Canada, Chairman and Chief Executive Officer of CSI, who owns approximately 22% of CSI's outstanding stock, has granted an option to Emerson relating to his CSI shares.


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1997 and September 30, 1996

Revenues, Net.   Net revenues increased 46.5% in the three months ended
September 30, 1997 (Athe 1997 period@) to $16.5 million, compared to
$11.2 million during the three months ended September 30, 1996
(Athe 1996 period@). Revenue from the sale of products increased 36.0% to $11.0 million in the 1997 period from $8.1 million in the 1996 period due to increases in the vibration and oil product lines, increases in the domestic and international customer base, and the successful introduction of the MotorStatus unit. Service revenues increased 73.4% to $5.4 million in the 1997 period from $3.1 million in the 1996 period primarily as a result of the fourth quarter, 1996, acquisition of a services company based in Philadelphia, Pennsylvania.

Cost of Revenue.   Total costs of revenues increased 41.2% to $6.5 million in the 1997 period from $4.6 million in the 1996 period. As a percentage of net revenues, total cost of revenue decreased from 41.0% in the 1996 period to 39.5% in the 1997 period. Product costs as a percentage of product sales decreased from 24.9% in the 1996 period to 23.7% in the 1997 period. The automation of assembly processes has increased efficiency which in turn has lowered costs. Services costs as a percentage of service revenues decreased 14.1 basis points from 85.2% in 1996 to 71.1% in 1997. Prior year costs included a third quarter staff increase which was not duplicated in the current year.

Selling, General and Administrative.   SG&A expense increased 73.0% to $6.6
million in the 1997 period from $3.8 million in the 1996 period while the year-to-date increase was more consistent with sales increases as outlined in the nine month comparison on the following page. The increase was due primarily to the previously mentioned acquisition, increases in commission costs related to obtaining higher levels of sales, and the amortization of prior year capitalized costs related to the development of the new MotorStatus product line. SG&A expenses, as a percentage of net revenues increased to 40.3% in the 1997 period from 34.1% in the 1996 period.

Research and Development.   Research and development expenses increased by
$454,000 or 42.7% to $1.5 million in the 1997 period from $1.1 million in the 1996 period. As a percentage of net product revenues, research and development expenses increased to 13.8% in the 1997 period from 13.1% in the 1996 period. New product development and existing product support continue to drive the increase in research and development costs.

Income from Operations.    Income from operations for the 1997 period increased
4.5% to $1.8 million or 11.0% of net revenue, from $1.7 million, or 15.5% of net revenue, in the 1996 period.

Other Expense/Income.    Other expense increased to $29,000 in the 1997 period
compared to other income of $111,000 in the 1996 period primarily as a result of interest expense incurred on draws made on the Company's line of credit in 1997. The Company internally financed operations in 1996 using available cash balances which were invested on a short-term basis.

Income Taxes.    The Company's effective tax rate for the 1997 period was
approximately 32% versus a rate of 36% in the 1996 period. The rate has improved due to utilization of available research and development credits, a foreign sales corporation, and an internal analysis of appropriate tax levels.

Comparison of Nine Months Ended September 30, 1997 and September 30, 1996

Revenues, Net.   Net revenues increased 36.8% in the nine months ended
September 30, 1997 (Athe 1997 period@) to $45.4 million compared to $33.2 million during the nine months ended September 30, 1996 (Athe 1996 period@). Revenue from the sale of products increased 18.0% to $28.8 million in the 1997 period from $24.4 million in the 1996 period. The increase in product revenues is due primarily to significant increases in the vibration analysis, motor, and oil product lines as well as the successful introduction of the new MotorStatus unit. Service revenues increased 88.9% to $16.6 million in the 1997 period from $8.8 million in the 1996 period primarily as a result of a fourth quarter, 1996, acquisition of a services company based in Philadelphia, Pennsylvania as well as increases in other services driven by continuing investments in sales and marketing.

Cost of Revenue.   Total costs of revenues increased 42.7% to $19.1 million in the 1997 period from $13.4 million in the 1996 period. As a percentage of net revenues, total cost of revenue increased from 40.4% in the 1996 period to 42.2% in the 1997 period due to the increase in the level of services activity which has a lower gross margin than product revenues and lower than desired margins in certain operating divisions. Product costs increased 11.0% to $7.0 million in the 1997 period from $6.3 million in the 1996 period due to the increased level of product sales. However, higher margins on certain product lines and a favorable sales mix towards higher margin products minimized the impact of the increase in product activity and lead to higher overall product margins.
Service costs increased 71.1% to $12.1 million in the 1997 period from $7.1 million in the 1996 period primarily due to the aforementioned 1996 fourth quarter acquisition and the cost associated with the overall increase in services revenues.

Selling, General and Administrative.    SG&A expense increased 46.2% to $18.1
million in the 1997 period from $12.4 million in the 1996 period. The increase was due primarily to an increase in investments in market development as well as the cost of administrative support related to the corresponding increase in net revenues. Also, the Company incurred severance costs in conjunction with a staff restructuring late in the second quarter. SG&A expense, as a percentage of net revenues, increased to 40.0% in the 1997 period from 37.4% in the 1996 period.

Research and Development.    Research and development expenses increased by
32.7% to $4.8 million in the 1997 period from $3.6 million in the 1996 period. This increase reflects changes in the required level of support of a more diverse product line as well as expenditures for the development of new products. As a percentage of net product revenues, research and development expenses increased to 16.6% in the 1997 period from 14.7% in the 1996 period.

Income from Operations.    Income from operations for the 1997 period decreased
11.5% to $3.3 million, or 7.3% of net revenue, from $3.8 million, or 11.3% of net revenue, in the 1996 period. Operating income decreased due to an increasing level of investments required to increase revenues. Operating income was also negatively impacted by higher growth rates in services business lines which generate lower gross margin than product lines. During the second quarter of 1997, net revenues did not reach the required levels needed to provide a positive return on the investments made to increase sales. Therefore, the Company was required to take specific steps to improve operating income. Overall staffing was reduced and, in divisions where sales were below expectations, management has taken corrective actions to bring costs in line with sales and to increase sales. These actions enabled the Company to increase operating income in the third quarter of 1997 when compared to the second quarter of 1997.

Other Expense/Income.    Other expense in the 1997 period was $26,000 versus
other income of $360,000 in the 1996 period due to the use of available cash balances and draws made on the Company's line of credit to finance continuing growth.

Income Taxes.    The Company's effective tax rate for the 1997 period was
approximately 33% versus the 1996 period rate of approximately 36%. The rate has improved due to the utilization of available research and development tax credits, a foreign sales corporation, and the completion of an internal analysis of appropriate tax levels.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital. The Company's capital requirements have arisen primarily in connection with purchases of fixed and intangible assets, including acquisitions. The Company also makes significant expenditures each year for research and development and market development.

Net cash used by operating activities during the first nine months of 1997 was $1.3 million while net cash provided by operating activities during the first nine months of 1996 was $3.5 million. The decrease in net cash provided by operating activities was caused by refunds due from the recognition and payment of estimated income tax liabilities, a decrease in accounts payable, and an increase in accounts receivable associated with sales increases.

Net cash used by investing activities decreased from $5.1 million for the nine months ended September 30, 1996 to $4.5 million for the nine months ended September 30, 1997. Investing activites for the 1996 period included a significant building addition that was completed late in that year. Capital expenditures during the first nine months of 1997 included final payments to complete a fourth quarter 1996 services business acquisition and the capitalization of certain types of research and development costs.

The Company maintains bank lines of credit that provide for borrowings of up to $12.0 million based on a borrowing formula and a minimum current ratio of 1.25 or better. The bank lines of credit bear interest at the lender's base rate or the adjusted LIBOR rate plus the applicable LIBOR margin at the Company=s discretion.

The Company's total liabilities decreased to $11.4 million as of September 30, 1997 as compared to $13.6 million as of December 31, 1996 due to payments made in the first half of 1997 to close a fourth quarter acquisition, a decrease in the level of income taxes payable due to payments made for prior year tax liabilities, and refunds due from the recognition and payment of estimated tax liabilities. Draws were made on the Company's line of credit to finance continuing operations in 1997.

On October 17, 1997, the Company announced the signing of a merger agreement with Emerson Electric Company pending regulatory and shareholder approval. For further information on this agreement, see the Subsequent Event footnote to the Consolidated Condensed Financial Statements. Although the Company has no other acquisition or merger agreements, the Company may in the future make strategic acquisitions of other providers of maintenance products or services using stock, cash, debt or a combination thereof. Depending on the terms of the acquisition, the Company may need to incur additional indebtedness or issue equity securities to make any such acquisition.

The Company routinely engages in transactions in foreign countries. Substantially all of the Company's transactions are denominated in U.S. currency, thereby limiting the Company's exposure to fluctuations in foreign currency exchange rates.

                PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

 (a)Exhibits:

         (11)    Statement re:  computation of per share earnings

 (b)No reports on Form 8-K were filed for the quarter ended September 31, 1997.

EXHIBIT 11 - EARNINGS PER SHARE

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                   --------------------------      ------------------------
                                   September 30, September 30,     September 30, September 30,
                                        1997         1996               1997          1996
                                   ------------- -------------     ------------- -------------
PRIMARY:

Weighted average number of
   common shares outstanding         5,048,261     4,836,294          5,020,126     4,795,673

Net effect of dilutive stock
   options based on the treasury
   stock method using the average
   market price                        126,245       190,626            168,039       265,756
                                     ----------     ---------          ---------    ----------
Weighted average number of common
   and common equivalent shares
   outstanding                       5,174,506     5,026,920          5,188,165     5,061,429
                                     ----------    ----------         ----------    ----------
Net income                          $1,216,526    $1,184,536         $2,212,959    $2,636,529

Primary net income per common
   share as reported                     $0.24         $0.24              $0.43         $0.52



FULLY DILUTED:

Weighted average number of
   common shares outstanding         5,048,261     4,836,294          5,020,126     4,795,673

Net effect of dilutive stock
   options based on the treasury
   stock method using the period-end
   market price if higher than
   average price                       146,173       190,626            188,266       265,756
                                     ---------     ---------          ---------     ---------
Weighted average number of common
   and common equivalent shares
   outstanding                       5,194,434     5,026,920          5,208,392     5,061,429
                                     ---------     ---------          ---------     ---------
Net income                          $1,216,526    $1,184,536         $2,212,959    $2,636,529


Fully diluted net income per
   common share as reported              $0.23         $0.24              $0.42         $0.52

The difference between fully diluted earnings per share and primary earnings per share is immaterial. Therefore, fully diluted earnings per share have not been disclosed in the financial statements.